Form 10-Q
period 2008-03-31
UCI Holdco, Inc.
filed 2008-05-15
CIK 1414937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 333-107219
UCI HOLDCO, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	16-1760186 (I.R.S. Employer Identification No.)

14601 Highway 41 North Evansville, Indiana (Address of Principal Executive Offices)	47725 (Zip Code)
(812) 867-4156
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☐  No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐  No ☑
     The registrant had 2,846,054 shares of its $0.01 par value common stock outstanding as of May 13, 2008, 209,678 of which were held by non-affiliates.

UCI Holdco, Inc.
Index

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets — March 31, 2008 and December 31, 2007
Condensed consolidated income statements — Three months ended March 31, 2008 and 2007
Condensed consolidated statements of cash flows — Three months ended March 31, 2008 and 2007
Condensed consolidated statements of changes in shareholders’ equity — Three months ended March 31, 2008 and 2007
Notes to condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Default Upon Senior Securities

Item 4.	Submission of Matters to Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibits

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
UCI Holdco, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31,	December 31,
	2008	2007
Assets

Current assets
Cash and cash equivalents	$22,630	$42,025
Accounts receivable, net	252,709	253,904
Inventories, net	149,336	142,621
Deferred tax assets	21,552	22,852
Other current assets	24,139	29,306

Total current assets	470,366	490,708

Property, plant and equipment, net	169,177	167,812
Goodwill	241,461	241,461
Other intangible assets, net	81,376	83,594
Deferred financing costs, net	5,274	5,668
Pension and other assets	11,471	11,478
Assets held for sale	1,300	1,300

Total assets	$980,425	$1,002,021

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$98,364	$102,553
Short-term borrowings	2,342	10,134
Current maturities of long-term debt	546	479
Accrued expenses and other current liabilities	86,946	96,686

Total current liabilities	188,198	209,852

Long-term debt, less current maturities	684,535	686,007
Pension and other postretirement liabilities	23,086	22,871
Deferred tax liabilities	26,953	27,701
Minority interest	3,279	3,308
Other long-term liabilities	2,787	2,638

Total liabilities	928,838	952,377

Contingencies — Note K

Shareholders’ equity
Common stock	28	28
Additional paid in capital	278,536	278,306
Retained earnings	(234,540)	(235,452)
Accumulated other comprehensive income	7,563	6,762

Total shareholders’ equity	51,587	49,644

Total liabilities and shareholders’ equity	$980,425	$1,002,021

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended March 31,
	2008	2007

Net sales	$229,290	$238,848
Cost of sales	178,230	189,291

Gross profit	51,060	49,557
Operating (expense) income
Selling and warehousing	(15,505)	(16,052)
General and administrative	(13,201)	(14,297)
Amortization of acquired intangible assets	(1,593)	(1,778)
Costs of integration of water pump operations (Note B)	(363)	(730)
Gain from sale of assets and costs of closing a facility (Note D)	—	1,647

Operating income	20,398	18,347
Other expense
Interest expense, net	(17,566)	(18,327)
Management fee expense	(500)	(500)
Miscellaneous, net	(498)	(301)

Income before income taxes	1,834	(781)
Income tax expense	922	(395)

Net income	$912	$(386)

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$912	$(386)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	9,072	9,217
Amortization of deferred financing costs and debt discount	825	1,169
Non-cash interest expense on Holdco Notes	8,281	7,263
Deferred income taxes	552	(2,745)
Gain on sale of Mexican land and building	—	(1,764)
Other non-cash, net	502	1,340
Changes in operating assets and liabilities
Accounts receivable	1,195	(6,399)
Inventories	(6,715)	2,278
Other current assets	5,167	3,045
Accounts payable	(4,189)	(244)
Accrued expenses and other current liabilities	(9,740)	6,178
Other assets	7	(163)
Other long-term liabilities	364	(366)

Net cash provided by operating activities	6,233	18,423

Cash flows from investing activities
Capital expenditures	(7,886)	(5,406)
Proceeds from sale of Mexican land and building (Note D)	—	6,685
Proceeds from sale of other property, plant and equipment	58	492

Net cash provided by (used in) investing activities	(7,828)	1,771

Cash flows from financing activities
Issuances of debt	347	839
Debt repayments	(18,256)	(40,113)
Proceeds from exercise of stock options	—	498
Tax benefit from exercise of stock options	—	449

Net cash used in financing activities	(17,909)	(38,327)

Effect of currency exchange rate changes on cash	109	(36)

Net decrease in cash and cash equivalents	(19,395)	(18,169)

Cash and cash equivalents at beginning of year	42,025	31,523

Cash and cash equivalents at end of period	$22,630	$13,354

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2007	$27	$273,722	$(251,914)	$(2,534)	$19,301
Effect of adopting FIN 48			(337)		(337)
Recognition of stock based compensation expense		1,590			1,590
Exercise of stock options	1	946			947
Comprehensive income
Net income			(386)		(386)	$(386)
Other comprehensive income
Interest rate swaps (net of $85 of income taxes)				(133)	(133)	(133)
Foreign currency adjustment (net of $47 of income taxes)				(71)	(71)	(71)

Total comprehensive income						$(590)

Balance at March 31, 2007	$28	$276,258	$(252,637)	$(2,738)	$20,911

Balance at January 1, 2008	$28	$278,306	$(235,452)	$6,762	$49,644
Recognition of stock based compensation expense		230			230
Comprehensive income
Net income			912		912	$912
Other comprehensive loss
Interest rate swaps (net of $130 of income taxes)				(208)	(208)	(208)
Foreign currency adjustment (net of $5 of income taxes)				1,009	1,009	1,009

Total comprehensive income						$1,713

Balance at March 31, 2008	$28	$278,536	$(234,540)	$7,563	$51,587

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
UCI Holdco, Inc. (“Holdco”) was incorporated on March 8, 2006 as a holding company for UCI Acquisition Holdings, Inc. (“UCI Acquisition”) and United Components, Inc. (“UCI”). Holdco owns all of the common stock of UCI through its wholly-owned subsidiary, UCI Acquisition. Holdco, UCI Acquisition and UCI are corporations formed at the direction of The Carlyle Group (“Carlyle”). At March 31, 2008, affiliates of Carlyle owned 91.6% of Holdco’s common stock, and the remainder was owned by certain current and former members of Holdco’s senior management and Board of Directors. The senior management and Board of Directors of Holdco are also the senior management and Board of Directors of UCI.
All operations of Holdco are conducted by UCI. UCI operates in one business segment through its subsidiaries. UCI manufactures and distributes vehicle parts primarily servicing the vehicle replacement parts market in North America and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdco, its wholly-owned subsidiaries and a 51% owned joint venture. All significant intercompany accounts and transactions have been eliminated. In these notes to the financial statements, the term “Holdco” refers to Holdco and its subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The December 31, 2007 consolidated balance sheet has been derived from the audited financial statements included in Holdco’s annual report on Form 10-K for the year ended December 31, 2007. The financial statements at March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of Holdco, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions include estimates of the collectibility of accounts receivable and the realizability of inventory, goodwill and other intangible assets. They also include estimates of cost accruals, environmental liabilities, warranty and other product returns, insurance reserves, income taxes, pensions and other postretirement benefits and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates.
These financial statements should be read in conjunction with the financial statements and notes thereto included in Holdco’s annual report on Form 10-K for the year ended December 31, 2007.
Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
NOTE B — COSTS OF INTEGRATION OF WATER PUMP OPERATIONS
In May 2006, Holdco acquired ASC Industries, Inc., (“ASC”) a manufacturer and distributor of water pumps. Before acquiring ASC, Holdco manufactured and distributed water pumps for all market channels. In 2006, Holdco began the process of integrating its pre-acquisition water pump operations with the water pump operations of ASC. By mid-2007, all domestic water pump manufacturing had been combined at ASC’s manufacturing facilities. Holdco’s pre-acquisition water pump facility was closed as of July 2007.

In the first quarter of 2008, Holdco incurred $0.2 million of severance expense related to the water pump integration and $0.2 million of costs for the maintenance and security of the land and building that was used by Holdco’s pre-acquisition water pump operation. This land and building is held for sale. This $0.4 million of cost is reported in the income statement in “Costs of integration of water pump operations.”
In the first quarter of 2007, Holdco recorded $0.7 million of severance expense related to the water pump integration and $1.0 million of costs and operating inefficiencies caused by the wind-down of the manufacturing facility that was shut down as part of the water pump integration. The $0.7 million is reported in the income statement in “Costs of integration of water pump operations.” The $1.0 million is recorded in “Cost of Sales.”
NOTE C — DISCONTINUED OPERATIONS
On November 30, 2006, Holdco sold its lighting systems operation. The final sale price is subject to a post-closing adjustment. The final sale price could be increased by up to $2.2 million, if the lighting systems operation makes structural changes to its pension plan, and if such changes result in a reduction in the actuarially determined deficit. Any additional proceeds will result in an additional gain on the sale of this discontinued operation. In the second quarter of 2008, UCI expects to receive sufficient information to determine the likelihood of the sale price increasing.
NOTE D — GAIN FROM SALE OF ASSETS AND COSTS OF CLOSING A FACILITY
During the second and third quarters of 2006, Holdco closed its Mexican filter manufacturing plant and transferred production to its Albion, Illinois filter manufacturing facility.
In the first quarter of 2007, Holdco sold the land, building and certain building improvements that were formerly used by the Mexican filter manufacturing operation. The sale proceeds were $6.7 million, net of fees and expenses. In the first quarter of 2007, Holdco recorded a $1.8 million pre-tax gain on the sale. Also in the first quarter of 2007, Holdco incurred $0.1 million of costs associated with the closure of the Mexican facility.
NOTE E — SALES OF RECEIVABLES
Holdco has agreements to sell undivided interests in certain of its receivables to two factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. Holdco enters into these agreements at its discretion, when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, Holdco sold $43.7 million and $18.3 million of receivables during the three months ended March 31, 2008 and 2007, respectively.
If receivables had not been factored, $61.3 million and $81.0 million of additional receivables would have been outstanding at March 31, 2008 and December 31, 2007, respectively. Holdco retained no rights or interest, and has no obligations, with respect to the sold receivables. Holdco does not service the receivables after the sales.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales were an agent’s fee and a discount deducted by the factoring companies. These costs were $0.5 million in the three months ended March 31, 2008 and $0.4 million in the three months ended March 31, 2007. These costs are recorded in the consolidated income statements in “Miscellaneous, net.”

NOTE F — INVENTORIES
The components of inventory are as follows (in millions):

	March 31,	December 31,
	2008	2007
Raw materials	$47.3	$45.8
Work in process	33.5	33.0
Finished products	83.8	79.4
Valuation reserves	(15.3)	(15.6)

	$149.3	$142.6

NOTE G — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in millions):

	March 31,	December 31,
	2008	2007
Salaries and wages	$3.6	$3.5
Bonuses and profit sharing	2.5	8.8
Vacation pay	5.1	4.7
Product returns	27.0	28.1
Rebates, credits and discounts due customers	8.4	10.9
Insurance	9.5	9.8
Taxes payable	8.7	10.5
Interest	9.0	4.0
Other	13.1	16.4

	$86.9	$96.7

NOTE H — PRODUCT RETURNS LIABILITY
The liability for product returns is included in “Accrued expenses and other current liabilities.” This liability includes accruals for parts returned under warranty and for parts returned because of customer excess quantities. Holdco provides warranties for its products’ performance. Warranty periods vary by part, but generally are either one year or indefinite. In addition to returns under warranty, Holdco allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, they are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. In some cases, Holdco does not have a contractual obligation to accept excess quantities. However, common practice for Holdco and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from Holdco and change to another vendor, it is industry practice for the new vendor, and not Holdco, to accept any inventory returns resulting from the vendor change and any subsequent inventory returns.
Changes in Holdco’s product returns liability are as follows (in millions):

	Three Months ended March 31,
	2008	2007
Beginning of year	$28.1	$28.6
Cost of unsalvageable parts	(12.0)	(12.7)
Additional reductions to sales	10.9	11.9

End of period	$27.0	$27.8

NOTE I — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended March 31,
	2008	2007
Service cost	$1.3	$1.6
Interest cost	3.2	3.0
Expected return on plan assets	(3.7)	(3.6)
Amortization of prior service cost and unrecognized loss	—	0.1
Special termination benefits	0.2	—

	$1.0	$1.1

NOTE J — DEBT
Holdco’s debt is summarized as follows (in millions):

	March 31,	December 31,
	2008	2007
UCI short-term borrowings	$2.4	$10.1
UCI capital lease obligations	1.6	1.8
UCI term loan	190.0	200.0
Holdco floating rate senior PIK notes	273.5	265.2
UCI senior subordinated notes	230.0	230.0
Unamortized debt discount and issuance costs	(10.1)	(10.5)

	687.4	696.6

Less
Short-term borrowing	2.4	10.1
Current maturities	0.5	0.5

Long-term debt	$684.5	$686.0

In the three month periods ended March 31, 2008 and 2007, Holdco used cash on hand to voluntarily repay $10.0 million and $40.0 million, respectively, of its term loan. As a result of these voluntary early repayments, Holdco recorded $0.1 million and $0.4 million, respectively, of accelerated write-offs of deferred financing costs. These costs are included in “Interest expense, net” in the income statements.
NOTE K — CONTINGENCIES
Insurance Reserves
Holdco purchases insurance policies for worker’s compensation, automobile and product and general liability. These policies include high deductibles for which Holdco is responsible. These deductibles are estimated and recorded as expenses in the period incurred. Estimates of these expenses are updated each quarter, and the expenses are adjusted accordingly. These estimates are subject to substantial uncertainty because of several factors that are difficult to predict, including actual claims experience, regulatory changes, litigation trends and changes in inflation. Estimated unpaid losses for which Holdco is responsible are included in the balance sheet in “Accrued expenses and other current liabilities.”
Environmental
Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. Holdco has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.9 million accrued at March 31, 2008 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

Class Action Litigation
As of May 12, 2008, United Components, Inc. and its wholly owned subsidiary, Champion Laboratories, Inc. ("Champion") , have been named as two of multiple defendants in nine complaints filed in the District of Connecticut, the District of New Jersey, and the Middle District of Tennessee alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. One complaint also named The Carlyle Group as a defendant. Champion, but not United Components, was also named as a defendant in five virtually identical actions filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.
United Components and Champion were also named as defendants in three similar complaints filed in the District of Connecticut by plaintiffs who claim to be indirect purchasers of aftermarket filters. One complaint also named The Carlyle Group as a defendant. Champion, but not United Components, was also named in a similar action filed in the Eastern District of Tennessee. These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of one complaint, which alleges a class period from January 1, 2002 to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.
Champion, but not United Components, was also named as one of five defendants in a class action filed in Quebec, Canada. This action alleges conspiracy violations under the Canadian Competition Act and violations of the obligation to act in good faith (contrary to art. 6 of the Civil Code of Quebec) related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the five defendants in the amount of $5.0 million in compensatory damages and $1.0 million in punitive damages. The plaintiff is seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on. There is an initial court return date of August 29, 2008.
We intend to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts have been recorded in the financial statements for these matters.
Value-added Tax Receivable
Holdco’s Mexican operation has outstanding receivables in the amount of $4.6 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and the company has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.
Other Litigation
Holdco is subject to various other contingencies, including routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, Holdco believes that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on Holdco’s financial condition or results of operations.

NOTE L — GEOGRAPHIC INFORMATION
Holdco had the following net sales by country (in millions):

	Three Months ended March 31,
	2008	2007
United States	$192.9	$201.1
Mexico	8.7	9.6
Canada	7.5	8.2
United Kingdom	3.3	3.6
France	3.1	2.5
Germany	1.5	1.2
Spain	1.0	1.1
Other	11.3	11.5

	$229.3	$238.8

Net long-lived assets by country are as follows (in millions):

	March 31,	December 31,
	2008	2007
United States	$222.5	$228.0
China	30.4	27.0
Mexico	13.1	12.2
Spain	2.6	2.6
Goodwill	241.5	241.5

	$510.1	$511.3

NOTE M — STOCK OPTIONS
In the first quarter of 2007, the Compensation Committee of the Board of Directors accelerated the vesting of approximately 10% of the outstanding stock options and also lowered the levels of profitability and cash generation required to achieve future accelerated vesting, including those for the 2007 year. This resulted in $0.9 million more expense in the first quarter of 2007 than would have been incurred had the changes not been made. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting resulted in recording more of the total expense in 2007 and less in later years. Total expense related to stock options was $0.2 million in the first quarter of 2008 and $1.6 million in the first quarter of 2007.
NOTE N — OTHER INFORMATION
At March 31, 2008, 5,000,000 shares of common stock were authorized, and 2,840,136 shares were issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest in the first quarters of 2008 and 2007 were $3.6 million and $5.5 million, respectively. Cash payments (net of refunds) for income taxes for the first quarters of 2008 and 2007 were $(2.6) million and $(1.0) million, respectively.
Minority interest income of $0.1 million was recorded in “Miscellaneous, net” in the 2007 first quarter income statement. In the first quarter of 2008, minority interest income was $30 thousand.
NOTE O — ADOPTION OF SFAS NO. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in generally accepted accounting principles, and (iii) expands disclosures about fair value measurements. For certain nonfinancial assets and liabilities, adoption of SFAS No. 157 is not required until 2009, and Holdco has not evaluated the impact of adopting SFAS No. 157 for those assets and liabilities. For assets and liabilities other than those certain nonfinancial assets and liabilities, Holdco adopted SFAS No. 157 on January 1, 2008. Adoption of this portion of SFAS No. 157 did not have a material impact on Holdco’s financial statements.

The expanded disclosure requirements of SFAS No. 157 are outlined below.
Interest rate swaps
UCI has an interest rate swap related to $40 million of its debt. Quarterly, Holdco adjusts the carrying value of this derivative to its estimated fair value. The change is recorded as an adjustment to “Other comprehensive income” in Holdco’s stockholders’ equity.
The fair value of this interest rate swap is estimated at the present value of the difference between (i) interest payable for the duration of the swap at the swap rate and (ii) interest that would be payable for the duration of the swap at the relevant current market interest rate at quarter end. At March 31, 2008 and at December 31, 2007 the estimated fair value was a $0.3 million liability and a seven thousand dollar liability, respectively.
The amounts in the following table are in millions of dollars. The table refers to Level 1, Level 2 and Level 3. These are defined in the “Fair value hierarchy” section below.

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
	Fair Value	for	Observable	Unobservable
	at	Identical Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$0.3	—	$0.3	—
Fair market value disclosures
In Holdco’s Form 10-K, Holdco discloses the fair market value of UCI’s senior subordinated notes (“UCI Notes”) and Holdco’s floating rate senior PIK notes (“Holdco Notes”) as of December 31. The $226 million December 31, 2007 fair value of the UCI Notes and the $250 million fair value of the Holdco Notes were estimated based on the bid and ask prices on December 31, which are “Level 1” inputs (defined below).
Fair value hierarchy
SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, SFAS No. 157 provides a fair value estimating hierarchy. The hierarchy is listed below.
SFAS No. 157 uses the term “inputs” to broadly refer to the assumptions used in estimating fair values. It distinguishes between (i) assumptions based on market data obtained from independent third party sources (“observable inputs”) and (ii) Holdco’s assumptions based on the best information available (“unobservable inputs”). SFAS No. 157 requires that fair value valuation techniques maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The fair value hierarchy consists of the three broad levels listed below. The highest priority is given to Level 1, and the lowest is given to Level 3.
Level 1 — Quoted market prices in active markets for identical assets or liabilities
Level 2 — Inputs other than level 1 inputs that are either directly or indirectly observable
Level 3 — Unobservable inputs developed using Holdco’s estimates and assumptions, which reflect those that market participants would use when valuing an asset or liability
The determination of where an asset or liability falls in the hierarchy requires significant judgment.

NOTE P — OTHER NEW ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. Holdco did not choose the fair value measurement options permitted by SFAS No. 159 for any of its assets and liabilities. Therefore, adoption of SFAS No. 159 did not impact Holdco’s financial statement.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on future acquisitions.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will be adopted on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($3.3 million at both March 31, 2008 and December 31, 2007) will be classified as shareowners’ equity, a change from its current classification with long-term liabilities. Earnings attributable to minority interests ($30 thousand and $0.1 million for the three months ended March 31, 2008 and 2007, respectively) will be included in net income, although such earnings will be deducted to arrive at net income attributable to Holdco.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changes disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. Holdco has not evaluated the potential impact of this statement on its financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Holdco has not evaluated the potential impact of this statement on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
In this periodic report on Form 10-Q, Holdco makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-Q and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.
These forward-looking statements are based on Holdco’s expectations and beliefs concerning future events affecting Holdco. They are subject to uncertainties and factors relating to Holdco’s operations and business environment, all of which are difficult to predict and many of which are beyond Holdco’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Holdco cautions the reader that these uncertainties and factors, including those discussed in Item 1A of Holdco’s 2007 annual report on Form 10-K and in other SEC filings, could cause Holdco’s actual results to differ materially from those stated in the forward-looking statements.
Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this periodic report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that over 85% of our net sales in 2007 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an average annual rate of approximately 3.7% from 2000 through 2006. We believe that, while growth rates may vary, this trend will generally continue, at least in the near term. We believe we are well positioned to participate in that growth.
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
Management believes that we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers. We believe that a key competitive advantage is that we offer one of the most comprehensive lines of products in the vehicle replacement parts market, consisting of over 41,000 parts. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our industry.
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

Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. In 2005 and into the beginning of 2006, the prices Holdco paid for steel stabilized. However, the cost of certain types of steel used by Holdco increased again in the third quarter of 2006 and has increased steadily since then. We implemented price increases on certain products with high steel content, but those price increases have not been sufficient to offset all of the steel cost increases. The higher cost of steel, net of Holdco’s price increases, adversely affected pre-tax income of continuing operations by $2.2 million in 2007 compared to 2006. In the first quarter of 2008, the impact of higher steel prices, net of our price increases, was slightly favorable compared to the first quarter of 2007. However, for the full year 2008, the impact of steel costs, net of our price increases is expected to be unfavorable compared to 2007. This adverse impact is forecasted to be higher than the 2007 increase, and may be significantly higher. This forecast is based on assumptions regarding the future cost of steel and our ability to increase selling prices on products with high steel content. Actual events could vary significantly from our assumptions. Consequently, the actual effect of higher steel costs could be significantly different than our forecast.
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
Inventory. We record inventory at the lower of cost or market. Cost is principally determined using standard cost, which approximates the first-in, first-out (FIFO) method. Estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
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
Additionally, we have agreements with our customers that provide for sales discounts, marketing allowances, return allowances and performance incentives. Any discount, allowance or incentive is treated as a reduction to sales, based on estimates of the criteria that give rise to the discount, allowance or incentive, such as sales volume and marketing spending. We routinely review these criteria and our estimating process and make adjustments as facts and circumstances change. Historically, we have not found material differences between our estimates and actual results.

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
Impairment of intangible assets and tangible fixed assets. Our goodwill and other intangible assets with indefinite lives are held at historical cost. Our other intangible assets with finite lives and tangible fixed assets are held at historical cost, net of amortization and depreciation. We periodically evaluate the realizability of our intangible assets. We also perform a review of these intangible assets and tangible fixed assets if an indicator of impairment, such as an operating loss or a significant adverse change in the business or market place, exists. If we determine that the historical carrying value of any of these assets has been impaired, we record the amount of the impairment as a charge against income.
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
Insurance reserves. Our insurance for workers’ compensation, automobile, product and general liability include high deductibles for which we are responsible. Deductibles for which we are responsible are recorded in accrued expenses. Estimates of such losses involve substantial uncertainties including litigation trends, the severity of reported claims, and incurred but not yet reported claims. External actuaries are used to assist us in estimating these losses.
Environmental expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates.
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in Holdco’s March 31, 2008 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.9 million accrued at March 31, 2008 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Results of Operations
The following table is Holdco’s unaudited condensed consolidated income statements for the three months ended March 31, 2008 and 2007. The amounts are presented in thousands of dollars.

	Three Months ended March 31,
	2008	2007

Net sales	$229,290	$238,848
Cost of sales	178,230	189,291

Gross profit	51,060	49,557
Operating (expense) income
Selling and warehousing	(15,505)	(16,052)
General and administrative	(13,201)	(14,297)
Amortization of acquired intangible assets	(1,593)	(1,778)
Costs of integration of water pump operations	(363)	(730)
Gain from sale of assets and costs of closing a facility	—	1,647

Operating income	20,398	18,347
Other expense
Interest expense, net	(17,566)	(18,327)
Management fee expense	(500)	(500)
Miscellaneous, net	(498)	(301)

Income before income taxes	1,834	(781)
Income tax expense	922	(395)

Net income	$912	$(386)

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007
Net sales. Net sales of $229.3 million in the first quarter of 2008 decreased $9.6 million, or 4.0%, compared to net sales in the first quarter of 2007. In connection with obtaining new business, sales were reduced by $1.1 million in the first quarter of 2008 and $6.7 million in the first quarter of 2007. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers.
Excluding the non-recurring effects of obtaining new business from both quarters, sales were 6.2% lower in the first quarter of 2008 compared to the first quarter of 2007. This 6.2% decrease includes lower sales to the traditional, heavy duty, OEM and OES channels. Sales to the retail channel increased by a small amount. We believe that the sales decline was due primarily to general economic conditions in the United States, along with normal fluctuations in our customers’ buying patterns.
Gross profit. Gross profit, as reported, was $51.1 million for the first quarter of 2008 and $49.6 million for the first quarter of 2007. Both years included special items. Both quarters included the adverse effects of obtaining new business, a $1.1 million cost in the first quarter of 2008 and a $4.4 million cost in the first quarter of 2007. The 2008 quarter included $1.0 million of costs related to establishing two new factories in China. The 2007 quarter included $1.8 million of water pump integration costs.
The aforementioned $1.8 million of water pump integration costs in the first quarter of 2007 relate to the integration of the ASC water pump operation and the water pump operation that we owned before we acquired ASC. The $1.8 million includes costs and operating inefficiencies caused by the wind-down of our previously existing facility and $0.8 million of costs incurred to minimize the write-off of component parts that would not be usable when all production was transitioned to the ASC product design. (See Note B to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)
Excluding the special items, adjusted gross profit decreased to $53.2 million in the first quarter of 2008 from $55.8 million in the first quarter of 2007, and the related gross margin percentage increased to 23.1% in the first quarter of 2008 from 22.7% in the first quarter of 2007. (The gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.)
Lower sales volume in the first quarter of 2008 was the primary factor in our gross profit decline. The 2008 gross profit was favorably impacted by benefits from our manufacturing cost reduction initiatives. These benefits were offset by the cost of inflation-driven wage increases and higher energy driven and raw material costs.

Selling and warehousing expenses. Selling and warehousing expenses were $15.5 million in the first quarter of 2008, $0.5 million lower than the first quarter of 2007. The reduction is driven by lower sales, partially offset by the effects of inflation on employee-related and other operating costs. Selling and warehousing expenses were 6.8% of sales in the 2008 quarter and 6.7% in the 2007 quarter.
General and administrative expenses. General and administrative expenses were $13.2 million in the first quarter of 2008, $1.1 million lower than the first quarter of 2007. $1.4 million of this reduction is due to lower stock option related costs. Inflation-driven cost increases and costs associated with establishing two new factories in China were partially offset by lower bonus and severance expenses.
Costs of integration of water pump operations. See Note B to the financial statements included in this Form 10-Q.
Gain from sale of assets and costs of closing a facility. See Note D to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $0.8 million lower in the first quarter of 2008 compared to the first quarter of 2007. This reduction is primarily due to lower debt levels and lower interest rates in 2008. Also, accelerated amortization of deferred financing costs associated with the voluntary prepayments of debt was $0.3 million higher in the 2007 quarter.
Income tax expense. Income tax expense was $0.9 million in the first quarter of 2008 compared to a $0.4 million income tax benefit in the first quarter of 2007. The difference is due to pre-tax income in the 2008 quarter versus a pre-tax loss in 2007.
Net income. Due to the factors described above, we reported net income of $0.9 million for the first quarter of 2008 compared to a $0.4 million loss for the first quarter of 2007.
Liquidity and Capital Resources
At March 31, 2008 and December 31, 2007, Holdco had $22.6 million and $42.0 million of cash, respectively. Outstanding debt was as follows (in millions):

	March 31,	December 31,
	2008	2007

UCI notes payable	$2.4	$10.1
UCI capitalized leases	1.6	1.8
UCI term loan	190.0	200.0
Holdco floating rate senior PIK notes	273.5	265.2
UCI senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	697.5	707.1
Unamortized debt discount and issuance costs	(10.1)	(10.5)

	$687.4	$696.6

In the first quarters of 2008 and 2007, we used cash on hand to voluntarily repay $10.0 million and $40.0 million, respectively, of the term loan. Because of these prepayments and other prepayments made in the last three quarters of 2007 and in 2006, we do not have any required repayments of the senior credit facility term loans until December 2011. UCI’s $230.0 million senior subordinated notes are due in 2013.
Notes payable are routine short-term borrowings by our foreign operations.
The Holdco Notes are due in 2013. Interest on the Holdco Notes will be paid by issuing new notes until December 2011. Therefore, the Holdco Notes will not affect our cash flow through 2011. Thereafter, all interest will be payable in cash. On March 15, 2012 and each quarter thereafter, Holdco is required to redeem for cash a portion of each note required to be redeemed to prevent the Holdco Notes from being treated as an applicable high yield discount obligation. In the schedule below, the $38.5 million of Holdco Notes that were issued in lieu of cash interest through March 31, 2008 have been included in the 2012 debt repayment amount. Depending on the circumstances, a portion of this $38.5 million may be paid after 2012.

Below is a schedule of required future debt repayments. The 2008 amount is primarily routine repayments of short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

Last nine months of 2008	$2.7
2009	0.4
2010	0.2
2011	0.2
2012	83.6
Thereafter	610.4

$697.5

Our significant debt service obligation is an important factor when assessing Holdco’s liquidity and capital resources. At the March 31, 2008 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $63.3 million. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $1.3 million. Our significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
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
Our primary source of liquidity is cash flow from operations and borrowings under UCI’s existing $75 million revolving credit facility, which is available until June 2009. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes. At March 31, 2008, $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $65.6 million of unused borrowing capacity at March 31, 2008.
Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to service debt, meet liquidity needs and fund planned capital expenditures for the next fifteen months. Our existing revolving credit facility expires in June 2009 and there is no assurance that we will be able to extend that facility or put in place a new facility that will make up any shortfall in our cash flow from operations after that date. For that reason, we can give no assurance that we will have a sufficient amount of cash to enable us to service our indebtedness or to fund other liquidity needs after that date. In the future, we may need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.
UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with three customers, which has resulted in the sales of approximately $43.7 million of receivables in the first quarter of 2008 and $127 million in the 2007 full year period. If receivables had not been factored, there would have been $61.3 million more receivables outstanding at March 31, 2008. At December 31, 2007, if receivables had not been factored, there would have been $81 million more receivables outstanding. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.

Net cash provided by operating activities. Net cash provided by operating activities for the three months ended March 31, 2008 was $6.2 million. Profits, before deducting depreciation and amortization and non-cash PIK interest expense, generated $19.1 million. An increase in inventory and a reduction in accounts payable resulted in the uses of cash of $6.7 million and $4.2 million, respectively. The increase in inventory was due to lower than expected sales in March. The decrease in accounts payable was due to normal fluctuations in the timing of purchases and payments. Changes in all other assets and liabilities netted to a $2.0 million use of cash. This amount includes the scheduled paydowns of accrued liabilities, including annual employee bonus and profit sharing payments, partially offset by income tax refunds resulting from the carryback of 2006 operating losses to 2004 and the timing of interest payments.
Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the three months ended March 31, 2008 and 2007 were $7.9 million and $5.4 million, respectively. In 2008, capital expenditures are expected to be in the $35 million to $40 million range, including routine expenditures for equipment replacement and efficiency improvements and approximately $10 million in connection with our two new factories in China.
In the first quarter of 2007, we received $6.7 million, net of fees and expenses, from the sale of the land and building of the Mexican filtration operation that was closed in 2006.
Net cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2008 and 2007 was $17.9 million and $38.3 million, respectively. In the three months ended March 31, 2008 and 2007, UCI used cash on hand to voluntarily repay $10.0 million and $40.0 million, respectively, of its term loan. Additionally, during the three months ended March 31, 2008, UCI’s Spanish and Chinese subsidiaries repaid short-term notes payable to foreign credit institutions in the amount of $8.1 million.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in generally accepted accounting principles, and (iii) expands disclosures about fair value measurements. For certain nonfinancial assets and liabilities, adoption of SFAS No. 157 is not required until 2009, and Holdco has not evaluated the impact of adopting SFAS No. 157 for those assets and liabilities. For assets and liabilities other than those certain nonfinancial assets and liabilities, Holdco adopted SFAS No. 157 on January 1, 2008. See Note O to the financial statements for the impact on Holdco’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. Holdco did not choose the fair value measurement options permitted by SFAS No. 159 for any of its assets and liabilities. Therefore, adoption of SFAS No. 159 did not impact Holdco’s financial statement.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on future acquisitions.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will be adopted on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($3.3 million at both March 31, 2008 and December 31, 2007) will be classified as shareowners’ equity, a change from its current classification with long-term liabilities. Earnings attributable to minority interests ($30 thousand and $0.1 million for the three months ended March 31, 2008 and 2007, respectively) will be included in net income, although such earnings will be deducted to arrive at net income attributable to Holdco.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 changes disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS  No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. Holdco has not evaluated the potential impact of this statement on its financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Holdco has not evaluated the potential impact of this statement on its financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period, except for our Chinese subsidiaries where cost is translated primarily at historical rates. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In 2007, approximately 6% of our net sales were made by our foreign subsidiaries. Their combined net income was not significant. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.

Except for the Chinese subsidiaries, the balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income (loss) on our statement of shareholders’ equity. For our Chinese subsidiaries, non-monetary assets and liabilities are translated into U.S. dollars at historical rates and monetary assets and liabilities are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of the balance sheets of our Chinese subsidiaries are recorded in our income statement. While currency exchange fluctuations between the Chinese yuan and U.S. dollar impact our income statement, we do not consider this risk material to our financial condition or results of operations. We reduce this exposure to currency fluctuations by borrowing in China in Chinese yuan and by maintaining cash positions only at levels necessary for operating purposes in China.
Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. In 2008, approximately $90.0 million of the cost of our products sold to North American customers are expected to be bought in China. The currency exchange rate from Chinese yuan to U.S. dollars has been stable, in large part due to the economic policies of the Chinese government. However, the Chinese government has recently reduced its influence over the currency exchange rate, and let market conditions control to a greater extent. As a result, the currency exchange rate has risen recently, and may continue to rise in the future. Less influence by the Chinese government will most likely result in the Chinese yuan continuing to strengthen against the U.S. dollar. While a change in the value of the Chinese yuan versus the U.S. dollar could have a significant effect on the cost of our sales in the future, any change in value would not have an effect in the short term, because of our level of inventory on hand and firm dollar denominated purchase commitments. After such inventory is depleted and purchase commitments fulfilled, however, we could be forced to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher cost of sales. In that event we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.
We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of March 31, 2008, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
Interest Rate Risk
In connection with our senior credit facilities, we entered into interest rate swap agreements on August 2005. These agreements effectively converted $80 million of variable rate debt to fixed rate debt for the two years ended August 2007, and convert $40 million for the 12-month period ending August 2008. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, we paid 4.4% and received the then current LIBOR on $80 million through August 2007, and we pay 4.4% and receive the then current LIBOR on $40 million for the 12-month period ending August 2008.
We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.8 million of our net income and cash flow.
Treasury Policy
Our treasury policy seeks to ensure that adequate financial resources are available for the development of our businesses while managing our currency and interest rate risks. Our policy is to not engage in speculative transactions. Our policies with respect to the major areas of our treasury activity are set forth above.
Item 4T. Controls and Procedures
Holdco maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Holdco’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Holdco’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), Holdco carried out an evaluation, under the supervision and with the participation of Holdco’s management, including Holdco’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Holdco’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, Holdco’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this report, Holdco’s disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in Holdco’s internal controls over financial reporting during Holdco’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Holdco’s internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
      As of May 12, 2008, United Components, Inc. and its wholly owned subsidiary, Champion Laboratories, Inc. (“Champion”) , have been named as two of multiple defendants in nine complaints filed in the District of Connecticut, the District of New Jersey, and the Middle District of Tennessee alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. T.D.S. Co. v. Champion Labs. et al. (D. Conn., filed April 8, 2008); Barjan, LLC v. Champion Labs et al. (D. Conn., filed April 10, 2008); Bruene v. Champion Labs. et al. (D. Conn., filed April 8, 2008); S&E Quick Lube Distrib., Inc. v. Champion Labs. et al. (D. Conn., filed March 31, 2008); Flash Sales, Inc. v. Champion Labs. et al. (D. Conn., filed April 4, 2008); The Parts Plus Group, Inc. v. Champion Labs. et al. (D. Conn., filed April 28, 2008); Ward’s Auto Painting & Body Works, Inc. v. Champion Lab. et al. (D. Conn., filed April 29, 2008); Werner Aero Services v. Champion Labs. et al. (M.D. Tenn., filed May 9, 2008); Central Warehouse Sales Corp. v. Champion Labs. et al. (D.N.J., filed April 29, 2008). Central Warehouse also named The Carlyle Group as a defendant. Champion, but not United Components, was also named as a defendant in virtually identical actions filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. Lovett Auto & Tractor Parts, Inc. v. Champion Labs. et al. (N.D. Ill., filed April 10, 2008); Manasek Auto Parts, Inc. v. Champion Labs. et al. (S.D. Ill., filed April 23, 2008); Neptune Warehouse Distributors, Inc. v. Champion Labs. et al. (N.D. Ill., filed April 23, 2008); Big T Inc. v. Champion Labs. et al. (S.D. Ill., filed May 6, 2008); Worldwide Equipment, Inc. v. Honeywell Int’l et al. (D.N.J., filed May 9, 2008). All of these complaint are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney's fees.
      United Components and Champion were also named as defendants in similar complaints filed in the District of Connecticut by plaintiffs who claim to be indirect purchasers of aftermarket filters. Packard Automotive, Inc. v. Honeywell International Inc. et al., (D. Conn., filed April 21, 2008); Doll et al. v. Champion Labs. et al. (D. Conn., filed May 9, 2008); Austin v. Honeywell Int’l et al. (D. Conn., filed May 8, 2008). Austin also named The Carlyle Group as a defendant. Champion, but not United Components, was also named in a similar action filed in the Eastern District of Tennessee. Bathea et al. v. Champion Labs. (E.D. Tenn., filed April 25, 2008). These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of Austin, which alleges a class period from January 1, 2002 to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.
      Champion, but not United Components, was also named as one of five defendants in a class action filed in Quebec, Canada. Jean-Paul Perrault v. Champion Labs. et al. (filed April 25, 2008). This action alleges conspiracy violations under the Canadian Competition Act and violations of the obligation to act in good faith (contrary to art. 6 of the Civil Code of Quebec) related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the five defendants in the amount of $5.0 million in compensatory damages and $1.0 million in punitive damages. The plaintiff is seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on. There is an initial court return date of August 29, 2008.
      We intend to vigorously defend against these claims.
      From time to time, we may be involved in other disputes or litigation relating to claims arising out of our operations. However, we are not currently a party to any other material legal proceedings.

Item 1.A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Holdco’s annual report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable.
Item 3. Default Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable.

Item 6. Exhibits

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Holdco, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCI Holdco, Inc.
Date: May 15, 2008	By:	/s/ DANIEL J. JOHNSTON
		Name:	Daniel J. Johnston
		Title:	Chief Financial Officer