Form 10-Q
period 2008-09-30
UCI Holdco, Inc.
filed 2008-11-13
CIK 1414937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-107219
UCI HOLDCO, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1760186
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

14601 Highway 41 North
Evansville, Indiana
(Address of Principal Executive	47725
Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The registrant had 2,860,560 shares of its $0.01 par value common stock outstanding as of November 13, 2008, 225,155 of which were held by non-affiliates.

UCI Holdco, Inc.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
UCI Holdco, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$43,821	$42,025
Accounts receivable, net	262,553	253,904
Inventories, net	169,331	142,621
Deferred tax assets	24,666	22,852
Other current assets	17,009	29,306

Total current assets	517,380	490,708

Property, plant and equipment, net	172,008	167,812
Goodwill	241,461	241,461
Other intangible assets, net	76,941	83,594
Deferred financing costs, net	4,631	5,668
Pension and other assets	11,360	11,478
Assets held for sale	1,300	1,300

Total assets	$1,025,081	$1,002,021

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$103,575	$102,553
Short-term borrowings	1,546	10,134
Revolving credit line borrowings	20,003	—
Current maturities of long-term debt	448	479
Accrued expenses and other current liabilities	92,968	96,686

Total current liabilities	218,540	209,852

Long-term debt, less current maturities	699,508	686,007
Pension and other postretirement liabilities	22,708	22,871
Deferred tax liabilities	29,722	27,701
Minority interest	2,750	3,308
Other long-term liabilities	2,477	2,638

Total liabilities	975,705	952,377

Contingencies — Note M

Shareholders’ equity
Common stock	29	28
Additional paid in capital	278,994	278,306
Retained earnings	(236,091)	(235,452)
Accumulated other comprehensive income	6,444	6,762

Total shareholders’ equity	49,376	49,644

Total liabilities and shareholders’ equity	$1,025,081	$1,002,021

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Net sales	$218,136	$230,742	$676,695	$729,159
Cost of sales	170,621	177,185	531,430	566,666

Gross profit	47,515	53,557	145,265	162,493

Operating (expense) income
Selling and warehousing	(15,679)	(15,092)	(47,210)	(46,047)
General and administrative	(13,038)	(10,839)	(39,445)	(37,071)
Amortization of acquired intangible assets	(1,545)	(1,694)	(4,802)	(5,303)
Costs of integrating water pump operations (Note B)	(196)	(222)	(684)	(696)
Gain from sale of assets and costs of closing a facility (Note D)	—	—	—	1,546
Trademark impairment loss (Note E)	—	—	—	(3,600)

Operating income	17,057	25,710	53,124	71,322

Other expense
Interest expense, net	(15,895)	(18,166)	(49,277)	(54,679)
Management fee expense	(500)	(500)	(1,500)	(1,500)
Miscellaneous, net	(681)	(917)	(1,870)	(1,972)

Income (loss) before income taxes	(19)	6,127	477	13,171
Income tax expense	(465)	(2,975)	(1,116)	(5,581)

Net (loss) income from continuing operations	(484)	3,152	(639)	7,590

Gain on sale of discontinued operations, net of tax (Note C)	—	2,707	—	2,707

Net (loss) income	$(484)	$5,859	$(639)	$10,297

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$(639)	$10,297
Less: Gain on sale of discontinued operations, net of tax	—	2,707

Net income from continuing operations	(639)	7,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	27,397	26,556
Amortization of deferred financing costs and debt discount	2,332	1,887
Non-cash interest expense on Holdco Notes	22,510	22,917
Deferred income taxes	207	7,280
Gain on sale of Mexican land and building	—	(1,764)
Non-cash trademark impairment loss (Note E)	—	3,600
Other non-cash, net	270	3,368
Changes in operating assets and liabilities
Accounts receivable	(8,649)	(39,106)
Inventories	(26,710)	3,802
Other current assets	12,297	(4,469)
Accounts payable	1,022	6,541
Accrued expenses and other current liabilities	(3,718)	6,294
Other assets	118	(393)
Other long-term liabilities	(324)	(6,237)

Net cash provided by operating activities	26,113	37,866

Cash flows from investing activities
Capital expenditures	(25,977)	(25,080)
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	—	2,202
Proceeds from sale of Mexican land and building (Note D)	—	6,685
Proceeds from sale of other property, plant and equipment	366	1,408

Net cash used in investing activities	(25,611)	(14,785)

Cash flows from financing activities
Issuances of debt	22,798	15,367
Debt repayments	(21,718)	(54,556)
Proceeds from exercise of stock options	146	588

Net cash provided by (used in) financing activities	1,226	(38,601)

Effect of currency exchange rate changes on cash	68	(19)

Net increase (decrease) in cash and cash equivalents	1,796	(15,539)

Cash and cash equivalents at beginning of year	42,025	31,523

Cash and cash equivalents at end of period	$43,821	$15,984

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholders’	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2007	$27	$273,722	$(251,914)	$(2,534)	$19,301
Effect of adopting FIN 48			(337)		(337)
Recognition of stock based compensation expense		2,837			2,837
Exercise of stock options	1	587			588
Tax effect of exercise of Holdco stock options		471			471
Comprehensive income
Net income			10,297		10,297	$10,297
Other comprehensive income
Interest rate swaps (net of $228 of income taxes)				(361)	(361)	(361)
Foreign currency adjustment (net of $203 of income taxes)				(35)	(35)	(35)

Total comprehensive income						$9,901

Balance at September 30, 2007	$28	$277,617	$(241,954)	$(2,930)	$32,761

Balance at January 1, 2008	$28	$278,306	$(235,452)	$6,762	$49,644
Recognition of stock based compensation expense		687			687
Exercise of stock options	1	145			146
Tax effect of exercise of Holdco stock options		(144)			(144)
Comprehensive income Net income			(639)		(639)	$(639)
Other comprehensive loss
Interest rate swaps (net of $3 of income taxes)				4	4	4
Foreign currency adjustment (net of $(104) of income taxes)				(322)	(322)	(322)

Total comprehensive income						$(957)

Balance at September 30, 2008	$29	$278,994	$(236,091)	$6,444	$49,376

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
UCI Holdco, Inc. (“Holdco”) was incorporated on March 8, 2006 as a holding company for UCI Acquisition Holdings, Inc. (“UCI Acquisition”) and United Components, Inc. Holdco owns all of the common stock of United Components, Inc. through its wholly-owned subsidiary, United Components Inc. Acquisition. Holdco, UCI Acquisition and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). As of September 30, 2008, affiliates of Carlyle owned 90.9% of Holdco’s common stock, and the remainder was owned by certain current and former members of Holdco’s senior management and Board of Directors. The senior management and Board of Directors of Holdco are also the senior management and Board of Directors of United Components, Inc.
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
The December 31, 2007 consolidated balance sheet has been derived from the audited financial statements included in Holdco’s annual report on Form 10-K for the year ended December 31, 2007. The financial statements at September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 are unaudited. In the opinion of Holdco, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions include estimates of the collectability of accounts receivable and the realizability of inventory, goodwill and other intangible assets. They also include estimates of cost accruals, environmental liabilities, warranty and other product returns, insurance reserves, income taxes, pensions and other postretirement benefits and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates.
These financial statements should be read in conjunction with the financial statements and notes thereto included in Holdco’s annual report on Form 10-K for the year ended December 31, 2007.
Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
2008 Expenses
In the first quarter of 2008, Holdco incurred $0.2 million of severance expense related to the water pump integration. In the three and nine months ended September 30, 2008, Holdco incurred $0.2 million and $0.5 million, respectively, of costs for the maintenance and security of Holdco’s pre-acquisition water pump facility. This facility is held for sale. These costs are reported in the income statement in “Costs of integrating water pump operations.”
2007 Expenses and Gain
In 2007, Holdco recorded pre-tax expenses and a pension plan curtailment gain related to the water pump integration. The net losses for the three month and nine month periods ended September 30, 2007 were $1.8 million and $5.0 million, respectively. These amounts are included in the “Cost of Sales” and “Costs of integrating water pump operations” lines in the income statement. The components of these net costs are presented in the following table (in millions):

	Cost of integrating
	water pump
	operations	Cost of Sales	Combined
Three months ended September 30, 2007
Severance	$0.2	$—	$0.2
Pension plan curtailment gain	—	—	—
Production wind-down costs	—	0.8	0.8
Transportation and other directly related costs	—	0.8	0.8

	$0.2	$1.6	$1.8

Nine months ended September 30, 2007
Severance	$1.6	$—	$1.6
Pension plan curtailment gain	(0.9)	—	(0.9)
Production wind-down costs	—	2.1	2.1
Transportation and other directly related costs	—	2.2	2.2

	$0.7	$4.3	$5.0

The after-tax effect of these items was a net loss of $1.1 million and $3.1 million in the three and nine month periods of 2007, respectively.
The $2.1 million of production wind-down costs presented in the table above include inefficiencies and unabsorbed overhead resulting from extraordinarily low levels of production during the second quarter wind-down. By the end of the second quarter of 2007, Holdco ceased production at the pre-ASC Acquisition water pump facility.
NOTE C — GAIN ON SALE OF DISCONTINUED OPERATIONS
On November 30, 2006, Holdco sold its lighting systems operation. The final sale price was subject to certain post-closing adjustments. In the third quarter of 2007, Holdco received additional proceeds from two post-closing adjustments and recorded an additional $2.7 million gain on the sale. A final post-closing adjustment was possible if the lighting systems operation made structural changes to its pension plan which resulted in a reduction in the actuarially-determined deficit. In the second quarter of 2008, Holdco was informed that such changes were not made. Accordingly, there will be no further adjustment of the sales price.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE D — GAIN FROM SALE OF ASSETS AND COSTS OF CLOSING A FACILITY
In 2006, Holdco closed its Mexican filter manufacturing plant and transferred production to its Albion, Illinois filter manufacturing facility. In the first quarter of 2007, Holdco sold the land, building and certain building improvements that were formerly used by the Mexican filter manufacturing operation. The sale proceeds were $6.7 million, net of fees and expenses. In the first quarter of 2007, Holdco recorded a $1.8 million pre-tax gain on the sale. Also in the first half of 2007, Holdco incurred $0.2 million of costs associated with the closure of the Mexican facility.
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
NOTE G — SALES OF RECEIVABLES
Holdco has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. Holdco enters into these agreements at its discretion as part of its overall cash management activities. Pursuant to these agreements, Holdco sold $40.5 million and $32.2 million of receivables during the three months ended September 30, 2008 and 2007, respectively, and $158.0 million and $78.2 million for the nine months ended September 30, 2008 and 2007, respectively.
If receivables had not been factored, $80.3 million and $81.0 million of additional receivables would have been outstanding at September 30, 2008 and December 31, 2007, respectively. Holdco retained no rights or interest, and has no obligations, with respect to the sold receivables. Holdco does not service the receivables after the sales.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales are discounts deducted by the factoring companies. These costs were $0.9 million and $0.8 million in the three months ended September 30, 2008 and 2007, respectively, and $2.4 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively. These costs are recorded in the consolidated income statements in “Miscellaneous, net.”

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE H — INVENTORIES
The components of inventory are as follows (in millions):

	September 30,	December 31,
	2008	2007
Raw materials	$61.2	$45.8
Work in process	35.3	33.0
Finished products	90.6	79.4
Valuation reserves	(17.8)	(15.6)

	$169.3	$142.6

NOTE I — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in millions):

	September 30,	December 31,
	2008	2007
Salaries and wages	$3.4	$3.5
Bonuses and profit sharing	5.5	6.7
Vacation pay	5.3	4.7
Product returns	29.6	28.1
Rebates, credits and discounts due customers	9.6	10.9
Insurance	12.0	9.8
Taxes payable	5.2	10.5
Interest	8.8	4.0
Other	13.6	18.5

	$93.0	$96.7

NOTE J — PRODUCT RETURNS LIABILITY
The liability for product returns is included in “Accrued expenses and other current liabilities.” This liability includes accruals for parts returned under warranty and for parts returned because of customer excess quantities. Holdco provides warranties for its products’ performance. Warranty periods vary by part, but generally are either one year or indefinite. In addition to returns under warranty, Holdco allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, returns are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. In some cases, Holdco does not have a contractual obligation to accept excess quantities. However, common practice for Holdco and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from Holdco and change to another vendor, it is industry practice for the new vendor, and not Holdco, to accept any inventory returns resulting from the vendor change and any subsequent inventory returns.
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

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Changes in Holdco’s product returns liability are as follows (in millions):

	Nine Months ended September 30,
	2008	2007
Beginning of year	$28.1	$28.6
Cost of unsalvageable parts	(39.4)	(35.8)
Additional reductions to sales	40.9	34.7

End of period	$29.6	$27.5

NOTE K — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Service cost	$1.2	$1.6	$3.8	$4.8
Interest cost	3.3	2.9	9.7	8.8
Expected return on plan assets	(3.7)	(3.5)	(11.1)	(10.5)
Amortization of prior service cost and unrecognized loss	—	—	0.1	0.1
Special termination benefits and curtailment gain	—	—	0.2	(0.9)

	$0.8	$1.0	$2.7	$2.3

Holdco contributed $3.2 million to its pension plans during the nine months ended September 30, 2008 and expects to make additional contributions of $0.6 million during the fourth quarter of 2008. As a result of the significant decline in the equity and debt markets experienced in recent months, the market value of the pension plan assets has declined significantly. Due to this significant decline in market value of pension plan assets, Holdco expects that estimated 2009 contributions to the pension plans, if market values remain at approximately current levels, would increase between $4.0 million and $6.0 million over the 2008 pension plan contributions.
NOTE L — DEBT
Holdco’s debt is summarized as follows (in millions):

	September 30,	December 31,
	2008	2007
UCI short-term borrowings	$1.5	$10.1
UCI revolving credit line borrowings	20.0	—
UCI capital lease obligations	1.4	1.8
UCI term loan	190.0	200.0
Holdco floating rate senior PIK notes	287.7	265.2
UCI senior subordinated notes	230.0	230.0
Unamortized debt discount and debt issuance costs	(9.1)	(10.5)

	721.5	696.6
Less
UCI short-term borrowings	1.5	10.1
UCI revolving credit line borrowings	20.0	—
Current maturities	0.5	0.5

Long-term debt	$699.5	$686.0

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In the three months ended September 30, 2008, Holdco borrowed $20.0 million under its revolving credit line.
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
Environmental
Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. Holdco has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.8 million accrued at September 30, 2008 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
Class Action Litigation
As of November 10, 2008, UCI and its wholly-owned subsidiary, Champion Laboratories, Inc. (“Champion”), have been named as two of multiple defendants in 23 complaints originally filed in the District of Connecticut, the District of New Jersey, the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. Eight of these complaints also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not UCI, was also named as a defendant in 13 virtually identical actions originally filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
UCI and Champion were also named as two of multiple defendants in 17 similar complaints originally filed in the District of Connecticut, the Northern District of California, the Northern District of Illinois and the Southern District of New York by plaintiffs who claim to be indirect purchasers of aftermarket filters. Two of these complaints also named The Carlyle Group as a defendant, but the plaintiffs in both of those actions voluntarily dismissed Carlyle without prejudice. Champion, but not UCI, was also named in three similar actions originally filed in the Eastern District of Tennessee, the Northern District of Illinois and the Southern District of California. These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of three complaints, which each allege a class period from January 1, 2002 to the present, and one complaint which alleges a class period from the “earliest legal permissible date” to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.
On August 18, 2008, the Judicial Panel on Multidistrict Litigation issued an order transferring the U.S. direct and indirect purchaser aftermarket filters cases to the Northern District of Illinois for coordinated and consolidated pretrial proceedings before the Honorable Robert W. Gettleman pursuant to 28 U.S.C. § 1407.
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
Champion, but not UCI, was also named as one of 14 defendants in a class action filed on May 21, 2008, in Ontario, Canada. This action alleges civil conspiracy, intentional interference with economic interests, and conspiracy violations under the Canadian Competition Act related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the 14 defendants in the amount of $150 million in general damages and $15 million in punitive damages. The plaintiff is also seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on.
The Antitrust Division of the Department of Justice (DOJ) is also investigating the allegations raised in these suits and certain current and former employees of the defendants, including Champion, have testified pursuant to subpoenas. We are fully cooperating with the DOJ investigation.
On July 30, 2008, the Office of the Attorney General for the State of Florida issued Antitrust Civil Investigative Demands to Champion and UCI requesting documents and information related to the sale of oil, air, fuel and transmission filters. We are cooperating with the Attorney General’s requests.
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

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
NOTE N — GEOGRAPHIC INFORMATION
Holdco had the following net sales by country (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
United States	$183.5	$193.4	$566.6	$615.6
Mexico	6.1	9.4	22.6	29.2
Canada	7.3	8.7	23.2	25.9
United Kingdom	2.7	3.4	10.2	10.5
France	2.0	1.9	7.8	6.0
Germany	1.4	1.0	4.2	3.2
Spain	1.2	0.7	3.5	2.9
Venezuela	2.0	1.7	3.5	5.0
Other	11.9	10.5	35.1	30.9

	$218.1	$230.7	$676.7	$729.2

Net long-lived assets by country are as follows (in millions):

	September 30,	December 31,
	2008	2007
United States	$217.3	$228.0
China	33.3	27.0
Mexico	13.2	12.2
Spain	2.4	2.6
Goodwill	241.5	241.5

	$507.7	$511.3

NOTE O — STOCK OPTIONS
In the first quarter of 2007, the Compensation Committee of the Board of Directors accelerated the vesting of approximately 10% of the outstanding stock options and also lowered the levels of profitability and cash generation required to achieve future accelerated vesting, including those for the 2007 year. This resulted in $0.2 million and $1.3 million more expense in the three and nine months ended September 30, 2007, respectively, than would have been incurred had the changes not been made. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting resulted in recording more of the total expense in 2007 and less in later years. Total expense related to stock options in the three months ended September 30, 2008 and 2007 were $0.2 million and $0.6 million, respectively. Total expense related to stock options in the nine months ended September 30, 2008 and 2007 were $0.7 million and $2.8 million, respectively.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE P — OTHER INFORMATION
Income tax expense for the three and nine month periods of 2008 differ from amounts calculated at statutory rates primarily because certain expenses were not deductible for state income tax purposes.
At September 30, 2008, 5,000,000 shares of common stock were authorized, 2,860,560 were issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest and income taxes (net of refunds) are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest	$2.7	$4.5	$20.2	$25.0
Income taxes (net of refunds)	(2.0)	0.8	(3.1)	(0.2)
Minority interest income (loss) was $0.3 million and $(0.1) million for the three months ended September 30, 2008 and 2007, respectively. It was $0.6 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively. Minority interest income (loss) is recorded in “Miscellaneous, net” in the income statements.
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
Interest rate swaps
At December 31, 2007, Holdco had an interest rate swap related to $40 million of its debt. Quarterly, Holdco adjusted the carrying value of this derivative to its estimated fair value. The change was recorded as an adjustment to “Other comprehensive income” in Holdco’s stockholder’s equity. The fair value of this interest rate swap was estimated at the present value of the difference between (i) interest payable for the duration of the swap at the swap rate and (ii) interest that would be payable for the duration of the swap at the relevant current market interest rate at quarter end. At December 31, 2007 the estimated fair value was a seven thousand dollar liability. The estimated value was based on “Level 2” inputs, as defined in the “Fair value hierarchy” section below.
Fair market value disclosures
In Holdco’s Form 10-K, Holdco discloses the fair market value of its senior subordinated notes as of December 31. The $226 million December 31, 2007 fair value was estimated based on the bid and ask prices on December 31, which is a “Level 1” input, defined below.
Fair value hierarchy
SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, SFAS No. 157 provides a fair value estimating hierarchy. The hierarchy is listed below.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on the occurrence of future acquisitions, if any, by Holdco.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will be adopted on January 1, 2009. This standard will change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($2.8 million and $3.3 million at September 30, 2008 and December 31, 2007, respectively) will be classified as shareholder’s equity, a change from its current classification with long-term liabilities. Earnings (losses) attributable to minority interests ($0.3 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.6 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively) will be included in net income, although such earnings will be deducted to arrive at net income attributable to Holdco.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective November 15, 2008. SFAS No. 162 is not expected to have a significant effect on Holdco’s financial statements.

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
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that over 85% of our net sales in 2007 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. Sales in the aftermarket, excluding tires, have grown at an average annual rate of approximately 3.6% from 2000 through 2007, with 2006 being the lowest year of growth at approximately 2.5%. We believe that this trend will generally continue, although growth rates, particularly in the very near term, may be lower, or negative, as miles driven and discretionary maintenance decline due to the recent significant increase in gasoline prices and general economic conditions. We believe we are well positioned to participate in the growth of the aftermarket.
Because most of our sales are to the aftermarket, we believe that our sales are primarily driven by the number of vehicles on the road, the average age of those vehicles, the average number of miles driven per year, the mix of light trucks to passenger cars on the road and the relative strength of our sales channels. Historically, our sales have not been materially adversely affected by market cyclicality, as we believe that our aftermarket sales are less dependent on economic conditions than our sales to OEMs, due to the generally non-discretionary nature of vehicle maintenance and repair. While many vehicle maintenance and repair expenses are non-discretionary in nature, high gasoline prices can lead to a reduction in miles driven, which then results in increased time intervals for routine maintenance and vehicle parts lasting longer before needing replacement. Historic highs in crude oil prices experienced in the three quarters of 2008 and corresponding historic highs in gasoline prices at the pump have impacted consumers’ driving habits. Federal Highway Administration statistics indicate that miles driven in the United States for the period January 2008 through August 2008 were 3.3% (equaling 67 billion miles) lower than for the corresponding eight month period in 2007. The high gasoline prices and general economic conditions, in addition to reducing miles driven, have also resulted in consumers extending the mileage interval for routine maintenance, reducing demand for our products. We believe that these conditions have adversely affected our sales for the first nine months of 2008. While gasoline prices have fallen approximately 30% from the historic highs experienced at the beginning of the third quarter of 2008, it is uncertain what the future trend of gasoline prices will be. As long as the prices remain at high levels, our sales may continue to be adversely affected.

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
However, it is also important to note that in 2007, 2006 and 2005, approximately 28%, 24% and 24%, respectively, of our total net sales were derived from our business with AutoZone. Our failure to maintain a healthy relationship with AutoZone would result in a significant decrease in our net sales. Even if we maintain our relationship, any changes in the economic terms of this relationship could have a significant impact on our financial results.
Prior to the second quarter of 2007, we sold a small number of products under an AutoZone program called Pay-on-Scan. Under this program, we retained title to the product at AutoZone locations, and we recorded sales for the product when an AutoZone customer purchased it. In the second quarter of 2007, we and AutoZone terminated the Pay-on-Scan program for these products. Accordingly, sales of these products are now recorded when received by AutoZone. This change has not had a material effect on our on-going financial results. As part of the termination of the Pay-on-Scan program, AutoZone purchased all of the products at its locations that were previously under the Pay-on-Scan program. In the second quarter of 2007, we recorded $12.1 million of sales for these products.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. During the first nine months of 2008, the cost of other commodities, including aluminum, iron, plastic and other petrochemical products, packaging material and media, increased significantly compared to the first nine months of 2007. Energy costs also increased significantly during this period. These higher costs affected the prices we paid for raw materials and for purchased component parts and finished products. Most recently, general market prices for these commodities have decreased in reaction to current uncertainties regarding short term demand. However, we believe that the long-term trend will be toward higher costs for these commodities. While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand from current levels for these commodities could result in price increases and may make procurement more difficult in the future. Due to our inventory being on the FIFO method, a time lag of approximately three months exists from the time we experience cost increases until these increases flow through cost of sales.
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
In the three and nine months ended September 30, 2008, we estimate the adverse pre-tax effect of higher commodities and energy costs and changes in currency exchange rates to be $4.4 million and $9.1 million, respectively, when compared to the comparable periods of 2007. In the near term, we will continue to be adversely effected by the high costs of commodities in our inventory.

Generally, we attempt to mitigate the effects of these cost increases and currency changes via a combination of design changes, material substitution, global resourcing efforts and increases in the selling prices for our products. With respect to pricing, it should be noted that, while the terms of supplier and customer contracts and special pricing arrangements can vary, generally a time lag exists between when we incur increased costs and when we might recoup or offset these costs through increased pricing. This time lag typically spans a fiscal quarter or more, depending on the specific situation. In the third quarter of 2008, we secured customer price increases that have begun to offset a portion of the cost increase we experienced in the first nine months of 2008. We continue to pursue efforts to mitigate the effects of any cost increases; however, there are no assurances that we will be entirely successful. To the extent that we are unsuccessful, our profit margins will be adversely affected. Because of uncertainties regarding future commodities and energy prices, and the success of our mitigation efforts, it is difficult to estimate the impact of commodities and energy costs on the remainder of 2008 and beyond. However, we currently expect the adverse effect in the fourth quarter to be at least as significant as that experienced in the third quarter. This forecast is based on assumptions regarding the future cost of commodities and our ability to mitigate these costs. Actual events could vary significantly from our assumptions. Consequently, the actual effect could be significantly different than our forecast.
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
Where we have sales rebate programs with some of our customers, we estimate amounts due under these sales rebate programs when the sales are recorded. Net sales relating to any particular shipment are based upon the amounts invoiced for the shipped goods less estimated future rebate payments. These estimates are based upon our historical experience, current trends and our expectations regarding future experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
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

Product returns. Credits for parts returned under warranty and parts returned because of customer excess quantities are estimated and recorded at the time of the related sales. These estimates are based on historical experience, current trends and our expectations regarding future experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Our customers have the right, in varying degrees, to return excess quantities of product. Any significant increase in the amount of product returns above historical levels could have a material adverse effect on our financial results.
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
Retirement benefits. Pension obligations are actuarially determined and are affected by assumptions, including discount rate, life expectancy, annual compensation increases and the expected rate of return on plan assets. Changes in the discount rate, and differences between actual results and assumptions, will affect the amount of pension expense we recognize in future periods.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability on our September 30, 2008 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.8 million accrued at September 30, 2008 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Results of Operations
The following table is Holdco’s unaudited condensed consolidated income statements for the three months and nine months ended September 30, 2008 and 2007. The amounts are presented in thousands of dollars.

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Net sales	$218,136	$230,742	$676,695	$729,159
Cost of sales	170,621	177,185	531,430	566,666

Gross profit	47,515	53,557	145,265	162,493

Operating (expense) income
Selling and warehousing	(15,679)	(15,092)	(47,210)	(46,047)
General and administrative	(13,038)	(10,839)	(39,445)	(37,071)
Amortization of acquired intangible assets	(1,545)	(1,694)	(4,802)	(5,303)
Costs of integration of water pump operations	(196)	(222)	(684)	(696)
Gain from sale of assets and costs of closing a facility	—	—	—	1,546
Trademark impairment loss	—	—	—	(3,600)

Operating income	17,057	25,710	53,124	71,322

Other expense
Interest expense, net	(15,895)	(18,166)	(49,277)	(54,679)
Management fee expense	(500)	(500)	(1,500)	(1,500)
Miscellaneous, net	(681)	(917)	(1,870)	(1,972)

Income (loss) before income taxes	(19)	6,127	477	13,171
Income tax expense	(465)	(2,975)	(1,116)	(5,581)

Net (loss) income from continuing operations	(484)	3,152	(639)	7,590

Gain on sale of discontinued operations, net of tax	—	2,707	—	2,707

Net (loss) income	$(484)	$5,859	$(639)	$10.297

Three Months Ended September 30, 2008 compared with the Three Months Ended September 30, 2007
Net sales. Net sales of $218.1 million in the third quarter of 2008 declined $12.6 million, or 5.5%, compared to net sales in the third quarter of 2007. In connection with obtaining new business, sales were reduced by $2.0 million in the 2008 third quarter. This reduction was the result of accepting returns of the inventory of our customers’ previous suppliers. Excluding this $2.0 million reduction, sales were 4.6% lower in the 2008 quarter compared to the 2007 quarter. This 4.6% decrease included lower sales to all of our market channels, except the retail channel. We believe that the sales decline was due primarily to general economic conditions in the United States, including the impact of record gasoline prices on miles driven and consumers’ spending habits.
Gross profit. Gross profit, as reported, was $47.5 million for the third quarter of 2008 and $53.6 million for the third quarter of 2007. Both periods included special items. In addition to the $2.0 million adverse effect resulting from obtaining new business, the 2008 quarter also included $0.3 million of cost related to establishing two new factories in China. The 2007 quarter included $1.6 million of costs related to the integration of the ASC water pump operation and Holdco’s pre-ASC acquisition water pump operation. (See Note B to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)
Excluding the special items, adjusted gross profit decreased to $49.8 million in the third quarter of 2008 from $55.2 million in the third quarter of 2007, and the related gross margin percentage decreased to 22.6% in the third quarter of 2008 from 23.9% in the third quarter of 2007.

Lower sales volume in the third quarter of 2008 was a significant factor in our gross profit decline. The 2008 results were also adversely affected by the impact of the weakened U.S. dollar and significantly higher energy and commodity costs, which were previously discussed in this Management’s Discussion and Analysis. Inflation-driven wage increases and higher warranty expense also contributed to the lower gross profits in the 2008 quarter compared to 2007. Partially offsetting all of these adverse effects were the benefits of our ongoing manufacturing cost reduction initiatives.
Selling and warehousing expenses. Selling and warehousing expenses were $15.7 million in the third quarter of 2008, $0.6 million higher than the third quarter of 2007. The increase included the effects of inflation on employee-related and other costs and the cost of additional sales and marketing personnel in targeted areas. Selling and warehousing expenses were 7.2% of sales in the 2008 quarter and 6.5% in the 2007 quarter.
General and administrative expenses. General and administrative expenses were $13.0 million in the third quarter of 2008, $2.2 million higher than the third quarter of 2007. The third quarter of 2008 included $1.7 million of costs incurred in connection with UCI’s class action litigation (discussed in Note M to the financial statements included in this Form 10-Q), inflation-driven cost increases, $0.7 million for the cost of litigation and settlement of disputed matters and $0.3 million of severance costs resulting from employee lay-offs. These cost increases were partially offset by lower employee bonus expense and $0.4 million lower stock option related costs and $0.3 million of lower costs associated with establishing two new factories in China.
Costs of integration of water pump operations. See Note B to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $2.3 million lower in the third quarter of 2008 compared to the third quarter of 2007. This reduction was due to lower debt levels and lower interest rates in 2008.
Income tax expense. In the third quarter of 2008, we recorded an income tax expense of $0.5 million compared to $3.0 million of income tax expense in the second quarter of 2007. The primary reason for the difference is the different pre-tax (loss) and income amounts. Income tax expense for the periods differs from an amount calculated at statutory rates primarily because certain expenses were not deductible for state income tax purposes.
Gain on sale of discontinued operations, net of tax. See Note C to the financial statements included in this Form 10-Q.
Net income. Due to the factors described above, we reported a net loss of $0.5 million for the third quarter of 2008 and net income of $5.9 million for the third quarter of 2007.
Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007
Net sales. Net sales of $676.7 million in the first nine months of 2008 declined $52.5 million, or 7.2%, compared to net sales in the first nine months of 2007. The 2007 sales included $12.1 million of sales to AutoZone in connection with the termination of the Pay-on-Scan program for certain of our products. Sales in 2008 were reduced by a $5.8 million loss provision resulting from an unusually high level of warranty returns related to a category of parts. In connection with obtaining new business, sales were reduced by $3.9 million in the first nine months of 2008 and $6.7 million in the first nine months of 2007. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers.
Excluding the $12.1 million of 2007 sales associated with the termination of the Pay-on-Scan program, the 2008 $5.8 million warranty loss provision, and the effects of obtaining new business from both nine month periods, sales were 5.2% lower in the first nine months of 2008 compared to the first nine months of 2007. This 5.2% decrease includes lower sales to all of our market channels, except the retail channel. We believe that the sales decline was due primarily to general economic conditions in the United States, including the impact of record gasoline prices on miles driven and consumers’ spending habits.
Gross profit. Gross profit, as reported, was $145.3 million for the first nine months of 2008 and $162.5 million for the first nine months of 2007. Both periods included special items. The first nine months of 2008 included $2.7 million of costs related to establishing two new factories in China and the $5.8 million provision for warranty returns. The first nine months of 2007 included $5.1 million of water pump integration costs. Both nine month periods included the cost of obtaining new business, $3.9 million and $4.4 million in the first nine months of 2008 and 2007, respectively.

The $5.1 million of water pump integration costs in the first nine months of 2007 related to the integration of the ASC water pump operation and our pre-ASC acquisition water pump operation. This consisted of $4.3 million of costs and operating inefficiencies caused by the wind-down of our previously existing facility and $0.8 million of costs incurred to minimize the write-off of component parts that would not be usable when all production was transitioned to the ASC product design. (See Note B to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)
Excluding the special items, adjusted gross profit decreased to $157.7 million in the first nine months of 2008 from $172.0 million in the first nine months of 2007, and the related gross margin percentage decreased to 23.0% in the first nine months of 2008 from 23.4% in the 2007 period. The gross margin percentage is based on sales before the effects of obtaining new business and deduction of the 2008 $5.8 million warranty loss provision, which are discussed in the net sales comparison above.
Lower sales volume in the first nine months of 2008 was the primary factor in our gross profit decline. The 2008 results were also adversely affected by the impact of the weakened U.S. dollar and significantly higher energy and commodity costs, which were previously discussed in this Management’s Discussion and Analysis. Inflation-driven wage increases, higher warranty expense, and $0.3 million of costs associated with establishing two new factories in China also contributed to the lower gross profit in the 2008 period compared to 2007. Partially offsetting these adverse effects were the benefits of our ongoing manufacturing cost reduction initiatives.
Selling and warehousing expenses. Selling and warehousing expenses were $47.2 million in the first nine months of 2008, $1.2 million higher than the first nine months of 2007. The increase included the effects of inflation on employee-related and other costs and the addition of sales and marketing personnel in targeted areas. The effect of lower sales volume partially offset these increases. Selling and warehousing expenses were 7.0% of sales in the first nine months of 2008 and 6.3% in the first nine months of 2007.
General and administrative expenses. General and administrative expenses were $39.4 million in the first nine months of 2008, $2.4 million higher than the first nine months of 2007. The first nine months of 2008 included $3.2 million of costs incurred in connection with UCI’s class action litigation (discussed in Note M to the financial statements included in this Form 10-Q), inflation driven cost increases, $1.5 million for the cost of litigation and settlement of disputed matters, $0.5 million higher bad debt expense and $0.3 million of severance costs resulting from employee lay-offs. These cost increases were offset by lower employee bonus expense and $2.2 million lower stock option related costs.
Costs of integration of water pump operations. See Note B to the financial statements included in this Form 10-Q.
Gain from sale of assets and costs of closing a facility. See Note D to the financial statements included in this Form 10-Q.
Trademark impairment loss. See Note E to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $5.4 million lower in the first nine months of 2008 compared to the first nine months of 2007. This reduction was due to lower debt levels and lower interest rates in 2008. Also, accelerated amortization of deferred financing costs associated with the voluntary prepayments of debt was $0.3 million higher in the 2007 period.
Income tax expense. In the nine months ended September 30, 2008, we recorded an income tax expense of $1.1 million, compared to $5.6 million of income tax expense in the comparable 2007 period. The primary reason for the difference is the different pre-tax (loss) and income amounts. Income tax expense for the nine month period of 2008 differs from an amount calculated at statutory rates primarily because certain expenses were not deductible for state income tax purposes.
Gain on sale of discontinued operations, net of tax. See Note C to the financial statements included in this Form 10-Q.
Net income. Due to the factors described above, we reported a net loss of $0.6 million for the first nine months of 2008 and net income of $10.3 million for the first nine months of 2007.

Liquidity and Capital Resources
At September 30, 2008 and December 31, 2007, Holdco had $43.8 million and $42.0 million of cash, respectively. Outstanding debt was as follows (in millions):

	September 30,	December 31,
	2008	2007
UCI notes payable	$1.5	$10.1
UCI revolving credit line borrowings	20.0	—
UCI capitalized lease obligations	1.4	1.8
UCI term loan	190.0	200.0
Holdco floating rate senior PIK notes	287.7	265.2
UCI senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	730.6	707.1
Unamortized debt discount and issuance costs	(9.1)	(10.5)

	$721.5	$696.6

In the third quarter of 2008, we borrowed $20.0 million under our revolving credit line, to increase our short-term liquidity in light of the current challenging capital markets.
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
The Holdco Notes are due in 2013. Interest on the Holdco Notes will be paid by issuing new notes until December 2011. Therefore, Holdco Notes will not affect our cash flow through 2011. Thereafter, all interest will be payable in cash. On March 15, 2012 and each quarter thereafter, Holdco is required to redeem for cash a portion of each note required to be redeemed to prevent the Holdco Notes from being treated as an applicable high yield discount obligation. In the schedule below, the $52.7 million of Holdco Notes that were issued in lieu of cash interest through September 30, 2008 have been included in the 2012 debt repayment amount. Depending on the circumstances, a portion of this $52.7 million may be paid after 2012.
Below is a schedule of required future debt repayments. The 2008 amount is primarily routine repayments of short-term borrowings by our foreign operations. The 2009 amount consists primarily of the repayment of our revolving credit line borrowings upon the maturity of the revolving credit facility in June 2009. Based upon the company’s future liquidity, the revolving credit line borrowings could be repaid sooner. The amounts are presented in millions of dollars.

Last three months of 2008	$1.7
2009	20.4
2010	0.2
2011	45.2
2012	197.9
Thereafter	465.2

$730.6

Our significant debt service obligation is an important factor when assessing Holdco’s liquidity and capital resources. At the September 30, 2008 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $64.9 million. An increase of 0.25 percentage points (25 basis points) on our variable interest rate debt would increase the annual interest cost by $1.2 million. If our variable rate debt were repriced based on November 10, 2008 prevailing rates, the interest rate on our variable rate debt would be 0.53 percentage points lower than the comparable interest rate as of September 30, 2008. Our significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.

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
Our primary source of liquidity is cash flow from operations and borrowings under our existing revolving credit facility, which is available until June 2009. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.
Lehman Brothers Commercial Paper Inc. (“Lehman”), the administrative agent under UCI’s senior credit facility and one of the syndication banks that fund senior UCI revolving credit borrowings, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008. Of our total $75 million revolving credit line, Lehman’s commitment is $9.5 million. In September 2008, we borrowed $20.0 million under our revolving credit facility, and Lehman did not fund its pro rata share. Because of the bankruptcy filing, we are evaluating our options as to the administrative agent under our credit facility, and we are conducting our cash management based on the presumption that Lehman will not fund any of its $9.5 million commitment under our revolving credit line. We do not expect the absence of Lehman’s $9.5 million commitment to have a material adverse effect on our overall liquidity.
At September 30, 2008, revolving credit borrowings were $20.0 million and $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. Excluding Lehman’s $9.5 million commitment, we had $36.1 million of unused borrowing capacity at September 30, 2008 and November 13, 2008.
Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under UCI’s revolving credit facility, will be adequate to service debt, meet liquidity needs and fund planned capital expenditures for the next eight months. UCI’s existing revolving credit facility matures in June 2009, and there is no assurance that we will be able to extend that facility or put in place a new facility that will make up any shortfall in our cash flow from operations after that date. For that reason, we can give no assurance that we will have a sufficient amount of cash to enable us to service our indebtedness or to fund other liquidity needs after that date. In addition, as presently structured, UCI would be the sole source of cash for the payment of cash interest on the Holdco Notes beginning in 2012, and we can give no assurance that the cash for these interest payments will be available. In the future, we may need to refinance all or a portion of the principal amount of the Holdco Notes, the UCI senior subordinated notes and/or the UCI senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.
Subject to certain limitations, UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements. Factoring is a significant part of the financing of UCI. We sold approximately $158 million of receivables in the first nine months of 2008 and approximately $127 million in the 2007 full year period. If receivables had not been factored, there would have been approximately $80 million more receivables outstanding at both September 30, 2008 and December 31, 2007. If we had not factored these receivables, we would have had to finance these receivables in some other way, including borrowings against our revolving credit line and reducing cash on hand.
At September 30, 2008, UCI had factoring relationships with two banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all. As a result, we have been pursuing additional factoring capacity and, as of the date of this Form 10-Q, have established a relationship with a third bank. We intend to continue to pursue additional factoring relationships.

In addition to a tightening of factoring availability, the cost of factoring has increased as LIBOR and the spreads charged by factoring banks have increased. At November 10, 2008, the cost of factoring (expressed as an annual percentage rate) was 40 basis points or 0.4 percentage points higher than the average cost for the first nine months of 2008. The terms of UCI’s senior credit facility prohibit the use of factoring if the cost is higher than the cost of borrowings under UCI’s revolving credit line, as defined. At November 10, 2008, the cost of one of our factoring arrangements was higher than the cost of borrowing under our revolving credit line. Consequently, we are currently unable to factor any additional receivables under this arrangement until market interest rates change to a point where factoring under this arrangement is less expensive than borrowing under our revolving credit line. At September 30, 2008, approximately $8.7 million of our receivables were factored under this arrangement. At November 10, 2008, depending on the factoring arrangement, the cost of factoring receivables under our other factoring arrangements was between 0.5% and 0.6% less than the cost of borrowings under UCI’s revolving credit line. If we were to be prohibited from factoring, we would have to finance receivables in some other way, including revolving credit borrowings and reducing cash on hand. If these sources were not sufficient to replace all of the financing provided by factoring, we would have to arrange for alternative financings or a waiver of the relevant terms of our senior credit agreement. There are no assurances that we would be successful in achieving either of these alternatives.
Net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2008 was $26.1 million. Profits, before deducting depreciation and amortization, and non-cash PIK interest expense, generated $51.6 million. An increase in accounts receivable and inventory resulted in the use of cash of $8.6 million and $26.7 million, respectively. The increase in accounts receivable was primarily due to increased days sales outstanding as a result of increased accounts receivable dating terms with certain customers. The increase in inventory was due to lower than expected sales in the third quarter of 2008, higher raw material costs resulting from the significant increases experienced in commodity costs and increased production related to the ramp up of our Chinese operations. An increase in accounts payable resulted in a generation of cash of $1.0 million. An increase in interest payable, which will reverse in the fourth quarter, had a $5.0 million positive effect on cash. Changes in all other assets and liabilities netted to a $3.8 million generation of cash. This amount includes income tax refunds resulting from the carryback of 2006 operating losses to 2004, partially offset by the scheduled paydowns of accrued liabilities, including annual employee bonus and profit sharing payments.
Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. In 2008, capital expenditures are expected to be in the $31 million to $33 million range, including routine expenditures for equipment replacement and efficiency improvements and approximately $4 million in connection with our two new factories in China. Capital expenditures for the nine months ended September 30, 2008 were $26.0 million, including routine expenditures for equipment replacement and efficiency improvements and $3.3 million for our two new factories in China.
In the first quarter of 2007, we received $6.7 million, net of fees and expenses, from the sale of the land and building of the Mexican filtration operation that was closed in 2006. In the third quarter of 2007, we received $2.2 million, net of fees and expenses, of additional proceeds from the 2006 sale of our lighting systems operations.
Net cash used in financing activities. Net cash provided by financing activities for the nine months ended September 30, 2008 was $1.2 million. Net cash used in financing activities for the nine months ended September 30, 2007 was $38.6 million. During the nine months ended September 30, 2008, UCI borrowed $20.0 million under it’s revolving credit line. The remainder of our borrowings during the nine months ended September 30, 2008 was short term notes payable to foreign credit institutions. Borrowings of $15.4 million during the nine months ended September 30, 2007 consisted solely of short term notes payable to foreign credit institutions.
During the nine months ended September 30, 2008 and 2007, we used cash on hand to voluntarily repay $10.0 million and $40.0 million, respectively, of our term loan. Additionally, during the nine months ended September 30, 2008 and 2007, our Spanish and Chinese subsidiaries repaid short-term notes payable to foreign credit institutions in the amount of $11.4 million and $14.1 million, respectively.
Contractual Obligations Update
The funding of our pension plans is a significant long-term obligation. We contributed $3.2 million to our pension plans during the nine months ended September 30, 2008 and expect to make additional contributions of $0.6 million during the fourth quarter of 2008. As a result of the significant declines in the equity and debt markets experienced during recent months, the market value of our pension plan assets has declined significantly. Due to this significant decline in market value of pension plan assets, we expect that estimated 2009 contributions to our pension plans, if market values remain at approximately current levels, would increase between $4.0 million and $6.0 million over the 2008 pension plan contributions. In our December 31, 2007 Form 10-K, we presented estimated contributions for the years 2010 thru 2014 at a combined total of $21.1 million. If the market value of our pension plan assets remain at current levels through that timeframe, we expect contributions to be significantly higher than the previously estimated $21.1 million.

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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on the occurrence of future acquisitions, if any, by Holdco.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will be adopted on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($2.8 million and $3.3 million at September 30, 2008 and December 31, 2007, respectively) will be classified as shareholders’ equity, a change from its current classification with long-term liabilities. Earnings (losses) attributable to minority interests ($0.3 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.6 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively) will be included in net income, although such earnings will be deducted to arrive at net income attributable to Holdco.
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective November 15, 2008. SFAS No. 162 is not expected to have a significant effect on Holdco’s financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period, except for our Chinese subsidiaries where cost is translated primarily at historical rates. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In 2007, approximately 6% of our net sales were made by our foreign subsidiaries. Their combined net income was not material. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.
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
We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of September 30, 2008, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
Interest Rate Risk
In connection with UCI’s senior credit facilities, we entered into interest rate swap agreements in August 2005. These agreements effectively converted $80 million of variable rate debt to fixed rate debt for the two years ended August 2007, and converted $40 million for the 12-month period ending August 2008. The variable component of the interest rate on borrowings under the senior credit facilities was based on LIBOR. Under the swap agreements, we paid 4.4% and received the then current LIBOR on $80 million through August 2007, and we paid 4.4% and received the then current LIBOR on $40 million for the 12-month period ending August 2008.

UCI did not replace the interest rate swap that expired in August 2008, and at this time does not intend to replace it.
We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.7 million of our net income and cash flow.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of November 10, 2008, UCI and its wholly owned subsidiary, Champion Laboratories, Inc. (“Champion”), have been named as two of multiple defendants in 23 complaints originally filed in the District of Connecticut, the District of New Jersey, the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. T.D.S. Co. v. Champion Labs. et al. (D. Conn., filed April 8, 2008); Barjan, LLC v. Champion Labs. et al. (D. Conn., filed April 10, 2008); Bruene v. Champion Labs. et al. (D. Conn., filed April 8, 2008); S&E Quick Lube Distrib., Inc. v. Champion Labs. et al. (D. Conn., filed March 31, 2008); Flash Sales, Inc. v. Champion Labs. et al. (D. Conn., filed April 4, 2008); The Parts Plus Group, Inc. v. Champion Labs. et al. (D. Conn., filed April 28, 2008); Ward’s Auto Painting & Body Works, Inc. v. Champion Labs. et al. (D. Conn., filed April 29, 2008); G.W.C. Distributors, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed May 19, 2008); A&L Systems, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed May 28, 2008); Aaron Dunham v. Champion Laboratories, Inc. et al. (D. Conn., filed June 17, 2008); Auto Pro, LLC v. Champion Laboratories, Inc. et al. (D. Conn., filed June 17, 2008); JDL Corp. v. Champion Laboratories, Inc. et al. (D. Conn., filed July 1, 2008); Associate Jobbers Warehouse Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed July 28, 2008); Friedson v. Champion Laboratories, Inc. et al. (D. Conn., filed July 28, 2008); Colburn v. Champion Laboratories, Inc. et al. (D. Conn., filed July 28, 2008); Lown v. Champion Laboratories, Inc. et al. (D. Conn., filed July 28, 2008); Boardman v. Champion Laboratories, Inc. et al. (D. Conn., filed August 14, 2008); Central Warehouse Sales Corp. v. Champion Labs. et al. (D.N.J., filed April 29, 2008); All American Plazas of New Jersey, Inc. v. Honeywell International Inc. et al. (D.N.J., filed May 7, 2008); Werner Aero Services v. Champion Labs. et al. (M.D. Tenn., filed May 9, 2008); Pawnee/S.A.E. Warehouse, Inc. v. Champion Laboratories, Inc. et al. (N.D. Ill., filed May 14, 2008); S.A.E. Warehouse, Inc. v. Champion Laboratories, Inc. et al. (N.D. Ill., filed May 14, 2008); Monroe Motor Products Corp. v. Champion Laboratories, Inc. et al. (N.D. Ill., filed May 22, 2008). Flash Sales, S&E Quick Lube, Bruene, Central Warehouse, Pawnee/S.A.E., S.A.E., All American and Monroe Motor also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not UCI, was also named as a defendant in 13 virtually identical actions originally filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. Lovett Auto & Tractor Parts, Inc. v. Champion Labs. et al. (N.D. Ill., filed April 10, 2008); Neptune Warehouse Distributors, Inc. v. Champion Labs. et al. (N.D. Ill., filed April 23, 2008); Hovis Auto Supply, Inc. v. Robert Bosch LLC et al. (N.D. Ill., filed May 19, 2008); Ace Quick Lube v. Champion Laboratories Inc. et al. (N.D. Ill., filed August 27, 2008); Manasek Auto Parts, Inc. v. Champion Labs. et al. (S.D. Ill., filed April 23, 2008); Big T Inc. v. Champion Labs. et al. (S.D. Ill., filed May 6, 2008); Gemini of Westmont, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed May 12, 2008); Cal’s Auto Service, Inc. v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 14, 2008); WWD Parts, Inc., d/b/a Parts For Imports v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 15, 2008); Muralt’s, Inc. v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 27, 2008); G&H Import Auto Inc. v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 29, 2008); Mike’s Inc. v. Champion Laboratories, Inc. et al. (S.D. Ill., filed June 2, 2008); Worldwide Equipment, Inc. v. Honeywell Int’l et al. (D.N.J., filed May 9, 2008). All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.

UCI Champion were also named as two of multiple defendants in 17 similar complaints originally filed in the District of Connecticut, the Northern District of California, the Northern District of Illinois and the Southern District of New York by plaintiffs who claim to be indirect purchasers of aftermarket filters. Packard Automotive, Inc. v. Honeywell International Inc. et al., (D. Conn., filed April 21, 2008); Doll et al. v. Champion Labs. et al. (D. Conn., filed May 9, 2008); Austin v. Honeywell Int’l et al. (D. Conn., filed May 8, 2008); Gasoline and Automotive Service Dealers of America, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed May 12, 2008); David Stoll v. Honeywell International, Inc. et al. (D. Conn., filed May 19, 2008); Jerry Vandiver v. Champion Laboratories, Inc. et al. (D. Conn., filed June 3, 2008); Bettendorf Transfer & Excavating, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed June 16, 2008); Ponce v. Honeywell International Inc. et al. (N.D. Ca., filed May 28, 2008); G.S.G. Excavating v. Honeywell International Inc. et al. (N.D. Ca., filed June 20, 2008); Gertha Wilkerson v. Honeywell International, Inc. et al. (N.D. Ca., filed July 3, 2008); Bobbi Cooper v. Honeywell International, Inc. et al. (N.D.Ca., filed July 3, 2008); Bay Area Truck Services v. Champion Laboratories, Inc. et al. (N.D. Ca., filed June 26, 2008); Robert A. Nilsen v. Champion Laboratories, Inc. et al., (S.D.N.Y., filed July 23, 2008); Ehrhardt et al. v. Champion Laboratories, Inc. et al. (N.D. Ill., filed July 28, 2008); Faircloth v. Champion Laboratories, Inc. et al. (N.D. Ill., filed August 25, 2008); Carpenter et al. v. Honeywell Int’l Inc. et al. (N.D. Ill., filed September 12, 2008); Warner et al. v. Honeywell Int’l Inc. et al. (N.D. Ill., filed September 22, 2008). Austin and G.S.G. Excavating also named The Carlyle Group as a defendant, but the plaintiffs in both of those actions voluntarily dismissed Carlyle without prejudice. Champion, but not UCI, was also named in 3 similar actions originally filed in the Eastern District of Tennessee, the Northern District of Illinois and the Southern District of California. Bethea et al. v. Champion Labs. et al. (E.D. Tenn., filed April 25, 2008); Mark Moynahan v. Champion Laboratories, Inc. et al. (N.D. Ill., filed June 2, 2008); Sepher Torabi d/b/a/ Protec Auto v. Champion Laboratories, Inc. et al. (S.D. Ca., filed July 25, 2008). These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of Austin, David Stoll and Bay Area, which each allege a class period from January 1, 2002 to the present, and Bettendorf, which alleges a class period from the “earliest legal permissible date” to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.
On August 18, 2008, the Judicial Panel on Multidistrict Litigation (“JPML”) issued an order transferring the U.S. direct and indirect purchaser aftermarket filters cases to the Northern District of Illinois for coordinated and consolidated pretrial proceedings before the Honorable Robert W. Gettleman pursuant to 28 U.S.C. § 1407.
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
The Antitrust Division of the Department of Justice (DOJ) is also investigating the allegations raised in these suits and certain current and former employees of the defendants, including Champion, have testified pursuant to subpoenas. We are fully cooperating with the DOJ investigation.
On July 30, 2008, the Office of the Attorney General for the State of Florida issued Antitrust Civil Investigative Demands to Champion and UCI requesting documents and information related to the sale of oil, air, fuel and transmission filters. We are cooperating with the Attorney General’s requests.
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
The current economic environment and adverse credit market conditions may significantly affect our ability to meet liquidity needs and access to capital.
The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. While currently these conditions have not materially impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.
We need liquidity to pay our operating expenses, interest on our debt and capital expenditures. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Our primary source of liquidity is cash flow from operations and borrowings under our existing credit facility, which terminates in June 2009. We are currently in negotiations to extend or replace our revolving credit facility; however, in the current environment, we cannot be assured that our revolving credit facility will be available for borrowing, or that we will be able to replace the revolving credit facility upon its expiration in June 2009. In the event that we are unable to access or replace our revolving credit facility, we may have to seek additional financing, the availability of which will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn.

We could be materially adversely affected by changes or imbalances in currency exchange and other rates.
As a result of increased international production and sourcing of components and completed parts for resale, we are exposed to risks related to the effects of changes in foreign currency exchange rates, principally exchange rates between the U.S. dollar and the Chinese yuan. The currency exchange rate from Chinese yuan to U.S. dollars has historically been stable, in large part due to the economic policies of the Chinese government. However, there are no assurances that this currency exchange rate will continue to be as stable in the future. The U.S. government has stated that the Chinese government should reduce its influence over the currency exchange rate and let market conditions control. Less influence by the Chinese government will most likely result in the Chinese yuan strengthening against the U.S. dollar. Since June 30, 2007, the dollar has weakened against the Chinese yuan by approximately 10%, of which approximately 6% of this increase has occurred since December 31, 2007. This increase in the Chinese yuan against the dollar means that we will have to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales. In that event, we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.
Increased crude oil and energy prices could reduce global demand for and use of automobiles, which could have an adverse effect on our profitability.
Material increases in the price of crude oil have, historically, been a contributing factor to the periodic reduction in the global demand for and use of automobiles. A significant increase in the price of crude oil could reduce global demand for and use of automobiles and shift customer demand away from larger cars and light trucks (including SUVs), which we believe have more frequent replacement intervals for our products, which could have an adverse effect on our profitability. For example, historic highs in crude oil prices and corresponding historic highs in gasoline prices at the pump through the first nine months of 2008 have impacted consumers’ driving habits. Federal Highway Administration statistics indicate that miles driven in the United States for the period January 2008 through August 2008 were 3.3% lower than for the corresponding eight month period in 2007. If total miles driven continue to decrease and consumers extend the mileage interval for routine maintenance, we could experience a decline in demand for our products due to a reduction in the need for replacement parts. Further, as higher gasoline prices result in a reduction in discretionary spending for auto repair by the end users of our products, our results of operations could be impacted.
The Company may be adversely affected by the current economic environment.
As a result of the credit market crisis, dramatic increases in energy costs and other challenges currently affecting economic conditions in the United States and other parts of the world, customers may delay or cancel plans to purchase our products. In addition, some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may be unable to pay, or may delay payment of, the amounts that they owe us. Any inability of current or potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue.
Further, some of our vendors are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our vendors are not successful in generating sufficient revenue or securing alternate financing arrangements, they may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources of these goods and services, and there is no assurance that we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby adversely affect our results of operations.
If economic conditions in the United States and other key markets deteriorate further or do not show improvement, we believe that we may experience material adverse impacts to our business and operating results.
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

UCI Holdco, Inc.

Date: November 13, 2008	By:	/s/ DANIEL J. JOHNSTON
	Name:	Daniel J. Johnston
	Title:	Chief Financial Officer