Form 10-Q
period 2009-03-31
UCI Holdco, Inc.
filed 2009-05-14
CIK 1414937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 2,860,560 shares of its $0.01 par value common stock outstanding as of May 14, 2009, 225,660 of which were held by non-affiliates.

UCI Holdco, Inc.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
UCI Holdco, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$73,045	$46,655
Accounts receivable, net	253,741	261,624
Inventories, net	146,838	159,444
Deferred tax assets	32,246	30,378
Other current assets	19,463	19,452

Total current assets	525,333	517,553

Property, plant and equipment, net	163,953	167,906
Goodwill	241,461	241,461
Other intangible assets, net	72,470	74,606
Deferred financing costs, net	3,977	4,307
Other long-term assets	1,536	1,823

Total assets	$1,008,730	$1,007,656

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$109,677	$104,416
Short-term borrowings	6,595	25,199
Current maturities of long-term debt	384	422
Accrued expenses and other current liabilities	100,291	88,983

Total current liabilities	216,947	219,020

Long-term debt, less current maturities	715,020	707,264
Pension and other postretirement liabilities	80,649	79,832
Deferred tax liabilities	4,489	4,000
Other long-term liabilities	2,760	2,540

Total liabilities	1,019,865	1,012,656

Contingencies – Note I

Shareholders’ deficit
UCI Holdco, Inc. shareholders’ deficit
Common stock	29	29
Additional paid in capital	279,306	279,141
Retained deficit	(251,414)	(247,060)
Accumulated other comprehensive loss	(41,242)	(39,600)

Total UCI Holdco, Inc. shareholders’ deficit	(13,321)	(7,490)
Noncontrolling interest	2,186	2,490

Total shareholders’ deficit	(11,135)	(5,000)

Total liabilities and shareholders’ deficit	$1,008,730	$1,007,656

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months ended March 31,
	2009	2008
Net sales	$219,862	$229,290
Cost of sales	179,598	178,230

Gross profit	40,264	51,060
Operating expense
Selling and warehousing	(14,298)	(15,505)
General and administrative	(13,405)	(13,201)
Amortization of acquired intangible assets	(1,480)	(1,593)
Costs of integration of water pump operations (Note B)	(205)	(363)

Operating income	10,876	20,398
Other expense
Interest expense, net	(15,704)	(17,566)
Management fee expense	(500)	(500)
Miscellaneous, net	(1,485)	(527)

(Loss) income before income taxes	(6,813)	1,805
Income tax (expense) benefit	2,155	(922)

Net (loss) income	(4,658)	883
Less: Loss attributable to noncontrolling interest	(304)	(29)

Net (loss) income attributable to UCI Holdco, Inc.	$(4,354)	$912

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income attributable to UCI Holdco, Inc.	$(4,354)	$912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	9,439	9,072
Amortization of deferred financing costs and debt discount	787	825
Non-cash interest expense on Holdco Notes	7,321	8,281
Deferred income taxes	(1,379)	552
Other non-cash, net	355	502
Changes in operating assets and liabilities
Accounts receivable	7,061	1,195
Inventories	11,735	(6,715)
Other current assets	(198)	5,167
Accounts payable	5,536	(4,189)
Accrued expenses and other current liabilities	11,608	(9,740)
Other long-term assets	287	7
Other long-term liabilities	1,038	364

Net cash provided by operating activities	49,236	6,233

Cash flows from investing activities
Capital expenditures	(4,018)	(7,886)
Proceeds from sale of other property, plant and equipment	24	58

Net cash used in investing activities	(3,994)	(7,828)

Cash flows from financing activities
Issuances of debt	3,672	347
Debt repayments	(22,391)	(18,256)

Net cash used in financing activities	(18,719)	(17,909)

Effect of currency exchange rate changes on cash	(133)	109

Net increase (decrease) in cash and cash equivalents	26,390	(19,395)

Cash and cash equivalents at beginning of year	46,655	42,025

Cash and cash equivalents at end of period	$73,045	$22,630

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (unaudited)
(in thousands)

	UCI Holdco, Inc. Shareholders’ Deficit
				Accumulated		Total
		Additional		Other		Shareholders’
	Common	Paid In	Retained	Comprehensive	Noncontrolling	Equity	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Interest	(Deficit)	Income (Loss)
Balance at January 1, 2008	$28	$278,306	$(235,452)	$6,762	$3,308	$52,952

Recognition of stock based compensation expense		230				230
Comprehensive income
Net income (loss)			912		(29)	883	$883
Other comprehensive income
Interest rate swaps (after $130 of income taxes)				(208)		(208)	(208)
Foreign currency adjustment (after $5 of income taxes)				1,009		1,009	1,009

Total comprehensive income							$1,684

Balance at March 31, 2008	$28	$278,536	$(234,540)	$7,563	$3,279	$54,866

Balance at January 1, 2009	$29	$279,141	$(247,060)	$(39,600)	$2,490	$(5,000)

Recognition of stock based compensation expense		165				165
Comprehensive income
Net loss			(4,354)		(304)	(4,658)	$(4,658)
Other comprehensive loss
Foreign currency adjustment (after $(7) of income taxes)				(1,642)		(1,642)	(1,642)

Total comprehensive loss							$(6,300)

Balance at March 31, 2009	$29	$279,306	$(251,414)	$(41,242)	$2,186	$(11,135)

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
UCI Holdco, Inc. was incorporated on March 8, 2006 as a holding company for UCI Acquisition Holdings, Inc. (“UCI Acquisition”) and United Components, Inc. UCI Holdco, Inc. owns all of the common stock of United Components, Inc. through its wholly-owned subsidiary, UCI Acquisition. UCI Holdco, Inc., UCI Acquisition, and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). At March 31, 2009, affiliates of The Carlyle Group owned 90.9% of UCI Holdco, Inc.’s common stock, and the remainder was owned by certain current and former members of UCI Holdco, Inc.’s senior management and board of directors. The senior management and board of directors of UCI Holdco, Inc. are also the senior management and board of directors of United Components, Inc.
All operations of UCI Holdco, Inc. are conducted by United Components, Inc. United Components, Inc. operates in one business segment through its subsidiaries. United Components, Inc. manufactures and distributes vehicle parts primarily servicing the vehicle replacement parts market in North America and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of UCI Holdco, Inc., its wholly-owned subsidiaries and a 51% owned joint venture. All significant intercompany accounts and transactions have been eliminated. In these notes to the financial statements, the term “Holdco” refers to UCI Holdco, Inc. and its subsidiaries, as well as UCI Acquisition and its subsidiaries prior to the formation of UCI Holdco, Inc. The term “UCI” refers to United Components, Inc. without its subsidiaries.
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
The December 31, 2008 consolidated balance sheet has been derived from the audited financial statements included in Holdco’s annual report on Form 10-K for the year ended December 31, 2008. The financial statements at March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of Holdco, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
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
These financial statements should be read in conjunction with the financial statements and notes thereto included in Holdco’s annual report on Form 10-K for the year ended December 31, 2008.
Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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
In the first quarters of 2009 and 2008, Holdco incurred $0.2 million and $0.2 million, respectively, of costs for the maintenance and security of the land and building that was used by Holdco’s pre-acquisition water pump operation. This land and building is held for sale. In the first quarter of 2008, Holdco also incurred $0.2 million of severance expense related to the water pump integration. These costs are reported in “Costs of integration of water pump operations” in the statements of operations.
NOTE C — SALES OF RECEIVABLES
Holdco has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. Holdco enters into these agreements at its discretion as part of its overall cash management activities. Pursuant to these agreements, Holdco sold $60.0 million and $43.7 million of receivables during the three months ended March 31, 2009 and 2008, respectively.
If receivables had not been factored, $105.4 million and $80.1 million of additional receivables would have been outstanding at March 31, 2009 and December 31, 2008, respectively. Holdco retained no rights or interest, and has no obligations, with respect to the sold receivables. Holdco does not service the receivables after the sales.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales were discounts deducted by the factoring companies. These costs were $1.5 million and $0.5 million in the three months ended March 31, 2009 and 2008, respectively. These costs are recorded in “Miscellaneous, net” in the statements of operations.
NOTE D — INVENTORIES
The components of inventory are as follows (in millions):

	March 31,	December 31,
	2009	2008
Raw materials	$49.3	$55.3
Work in process	34.2	34.6
Finished products	78.3	84.4
Valuation reserves	(15.0)	(14.9)

	$146.8	$159.4

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE E — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
“Accrued expenses and other current liabilities” consists of the following (in millions):

	March 31,	December 31,
	2009	2008
Salaries and wages	$4.0	$2.7
Bonuses and profit sharing	1.9	3.5
Vacation pay	4.7	4.4
Product returns	31.7	32.0
Rebates, credits and discounts due customers	12.6	10.8
Insurance	13.1	11.5
Taxes payable	7.0	5.6
Interest	8.4	3.3
Other	16.9	15.2

	$100.3	$89.0

NOTE F — PRODUCT RETURNS LIABILITY
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
Holdco routinely monitors returns data and adjusts estimates based on this data.
Changes in Holdco’s product returns accrual were as follows (in millions):

	Three Months ended March 31,
	2009	2008
Beginning of year	$32.0	$28.1
Cost of unsalvageable parts	(12.0)	(12.0)
Additional reductions to sales	11.7	10.9

End of period	$31.7	$27.0

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE G — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended March 31,
	2009	2008
Service cost	$1.1	$1.3
Interest cost	3.3	3.2
Expected return on plan assets	(3.6)	(3.7)
Amortization of prior service cost and unrecognized loss	0.1	—
Special termination benefits	—	0.2

	$0.9	$1.0

NOTE H — DEBT
Holdco’s debt is summarized as follows (in millions):

	March 31,	December 31,
	2009	2008
UCI short-term borrowings	$6.6	$5.2
UCI revolving credit line borrowings	—	20.0
UCI capital lease obligations	1.2	1.2
UCI term loan	190.0	190.0
Holdco floating rate senior PIK notes	302.5	295.1
UCI senior subordinated notes	230.0	230.0
Unamortized debt discount and debt issuance costs	(8.3)	(8.6)

	722.0	732.9

Less:
UCI short-term borrowings	6.6	5.2
UCI revolving credit line borrowings	—	20.0
UCI current maturities	0.4	0.4

Long-term debt	$715.0	$707.3

UCI’s senior credit facility — The senior credit facility includes a term loan and a revolving credit facility.
     UCI term loan
In the three month period ended March 31, 2008, Holdco used cash on hand to voluntarily repay $10.0 million of its term loan. As a result of this voluntary early repayment, Holdco recorded $0.1 million of accelerated write-offs of deferred financing costs. This cost is included in “Interest expense, net” in the statements of operations. Because of previous early payments of the term loan, we do not have any required repayments until December 2011.
     UCI revolving credit facility
UCI’s senior credit facility includes a $75 million revolving credit facility, which is available until June 2009. Lehman Brothers Commercial Paper Inc. (“Lehman”), the administrative agent under UCI’s senior credit facility and one of the syndication banks that fund senior UCI revolving credit borrowings, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008. Of UCI’s total $75.0 million revolving credit line, Lehman’s commitment is $9.5 million. In September 2008, UCI borrowed $20.0 million under its revolving credit facility, and Lehman did not fund its pro rata share. Because of the bankruptcy filing, we are evaluating our options as to the administrative agent under our credit facility, and we are conducting our cash

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
management based on the presumption that Lehman will not fund any of Lehman’s $9.5 million commitment under our revolving credit line.
At March 31, 2009 and December 31, 2008, revolving credit borrowings were $0.0 million and $20.0 million, respectively. $9.4 million of revolving credit borrowing capacity was used to support outstanding letters of credit at both dates. Excluding Lehman’s $9.5 million commitment, UCI had $56.1 million of unused borrowing capacity at March 31, 2009. We have evaluated our options with respect to the revolving credit facility. Given the current capital markets environment, we believe it is unlikely we will extend or replace the revolving credit facility upon its expiration in June 2009.
Holdco’s floating rate senior PIK notes — The Holdco Notes are due in 2013. Interest on the Holdco Notes will be paid by issuing new notes until December 2011. Therefore, the Holdco Notes will not affect our cash flow through 2011. Thereafter, all interest will be payable in cash. On March 15, 2012, and each quarter thereafter, Holdco is required to redeem for cash a portion of each note required to be redeemed to prevent the Holdco Notes from being treated as an applicable high yield discount obligation.
The Holdco Notes are unsecured and will rank pari passu with any future senior indebtedness of Holdco and will rank senior to any future subordinated indebtedness of Holdco. The Holdco Notes are effectively subordinated to future secured indebtedness, to the extent of the value of the collateral securing such indebtedness. The Holdco Notes are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries (other than indebtedness or other liabilities owed to UCI Holdco, Inc., excluding its subsidiaries).
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
UCI’s short-term borrowings — At March 31, 2009, short-term borrowings included $1.2 million of a Spanish subsidiary’s notes payable and $5.4 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2008, short-term borrowings included $2.3 million of a Spanish subsidiary’s notes payable and $2.9 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. The Chinese subsidiaries’ notes payable are secured by receivables.
NOTE I — CONTINGENCIES
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
Environmental
Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. Holdco has informed the agency that this contamination was caused by

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The lawsuit has proceeded to trial, which is expected to be completed in the second quarter of 2009, although it is uncertain when a decision will be rendered. The second site is a previously owned site in Solano County, California, where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.8 million accrued at March 31, 2009 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters and in the outcome of litigation, such as the New Jersey litigation, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
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
Antitrust Litigation
As of April 21, 2009, UCI and its wholly owned subsidiary, Champion Laboratories, Inc. (“Champion”), were named as two of multiple defendants in 23 complaints originally filed in the District of Connecticut, the District of New Jersey, the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. Eight of the complaints also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not UCI, was also named as a defendant in 13 virtually identical actions originally filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.
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

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
On December 1, 2008, all of the indirect purchaser plaintiffs, except Gasoline and Automotive Service Dealers of America (“GASDA”), filed a Consolidated Indirect Purchaser Complaint. This complaint names Champion as one of multiple defendants, but it does not name UCI. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law. The indirect purchaser plaintiffs seek damages, including statutory treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees. On February 2, 2009, Champion and the other defendants jointly filed a motion to dismiss the Consolidated Indirect Purchaser Complaint. On that same date, Champion, UCI and the other defendants jointly filed a motion to dismiss the GASDA complaint. On April 13, 2009, GASDA voluntarily dismissed UCI from its case without prejudice. Pursuant to a stipulated agreement between the parties, all defendants produced limited initial discovery on January 30, 2009. The Court has ordered that all further discovery shall be stayed until after it rules on the motions to dismiss. On January 12, 2009, Champion, but not UCI, was named as one of ten defendants in a related action filed in the Superior Court of California, for the County of Los Angeles on behalf of a purported class of direct and indirect purchasers of aftermarket filters. On March 5, 2009, one of the defendants filed a notice of removal to the U.S. District Court for the Central District of California, and then subsequently requested that the JPML transfer this case to the Northern District of Illinois for coordinated pre-trial proceedings.
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
On July 30, 2008, the Office of the Attorney General for the State of Florida issued Antitrust Civil Investigative Demands to Champion and UCI requesting documents and information related to the sale of oil, air, fuel and transmission filters. We are cooperating with the Attorney General’s requests. On April 16, 2009, the Florida Attorney General filed a civil complaint against Champion and eight other defendants in the Northern District of Illinois. The complaint alleges violations of Section 1 of the Sherman Act and Florida law related to the sale of aftermarket filters. The complaint asserts direct and indirect purchaser claims on behalf of Florida governmental entities and Florida consumers. It seeks damages, including statutory treble damages, penalties, fees, costs and an injunction.
We intend to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts, other than ongoing defense costs, have been recorded in the financial statements for these matters.
Value-added Tax Receivable
Holdco’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.2 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and Holdco has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.

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
NOTE J — GEOGRAPHIC INFORMATION
Holdco had the following net sales by country (in millions):

	Three Months ended March 31,
	2009	2008
United States	$190.7	$192.9
Mexico	5.9	8.7
Canada	6.5	7.5
United Kingdom	1.8	3.3
France	1.9	3.1
Venezuela	0.9	0.7
Germany	1.2	1.5
Spain	0.8	1.0
Other	10.2	10.6

	$219.9	$229.3

Net long-lived assets by country are as follows (in millions):

	March 31,	December 31,
	2009	2008
United States	$197.9	$203.2
China	32.0	33.2
Mexico	9.5	9.9
Spain	2.5	2.3
Goodwill	241.5	241.5

	$483.4	$490.1

NOTE K — OTHER INFORMATION
At March 31, 2009, 5,000,000 shares of common stock were authorized, and 2,860,560 were issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest in the first quarters of 2009 and 2008 were $2.6 million and $3.6 million, respectively. Cash payments (net of refunds) for income taxes for the first quarters of 2009 and 2008 were $0.4 million and $(2.6) million, respectively.
NOTE L — CONCENTRATION OF RISK
Our sales to General Motors Corporation’s (GM) automotive original equipment manufacturing and sales operations and Chrysler LLC (Chrysler) comprise less than 10% of Holdco’s consolidated sales. While sales to GM are less than 10% of our

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
sales, Holdco does carry accounts receivable from GM in the range of $6.0 million to $10.0 million at any given time. At March 31, 2009, accounts receivable from GM and its subsidiaries totaled $9.7 million. In the audit report to the GM financial statements included in GM’s 2008 Annual Report on Form 10-K, GM’s independent auditors expressed substantial doubt as to GM’s ability to continue as a going concern. If GM is unable to continue as a going concern, the possibility exists that some or all of accounts receivable from GM might become uncollectible. As of May 12, 2009, Holdco had collected all but $0.9 million of the $9.7 million of the accounts receivable at March 31, 2009 and expects to collect the remaining $0.9 million. Consequently, Holdco has not recorded an allowance for doubtful accounts as of March 31, 2009. Subsequent to March 31, 2009, Holdco has continued normal shipments to GM.
While sales to Chrysler are less than 10% of our sales, Holdco does carry accounts receivable from Chrysler in the range of $0.5 million to $1.5 million at any given time. At March 31, 2009, accounts receivable from Chrysler and its subsidiaries totaled $1.2 million. On April 30, 2009, Chrysler filed a petition under chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York. As of May 12, 2009, Holdco had collected $0.6 million of the accounts receivable at March 31, 2009. Due to the uncertainty that exists as to the ultimate recoverability of these accounts receivables, Holdco recorded an allowance for doubtful accounts in its March 31, 2009 financial statements of $0.6 million representing the March 31, 2009 accounts receivable of $1.2 million less the $0.6 million collected prior to the filing date. From April 1, 2009 to the April 30, 2009 filing date, Holdco’s sales to Chrysler totaled $0.4 million. The majority of these sales occurred within 20 days of the April 30, 2009 filing date; consequently, we believe that claims against the Chrysler estate for such amounts will be classified as Administrative Claims. If these claims are classified as Administrative Claims, it is probable that Holdco will recover some, if not all, of these claims. As of the April 30, 2009 filing date, accounts receivable from Chrysler and its subsidiaries, net of allowance for doubtful accounts, totaled $0.4 million. Holdco will continue to monitor the Chrysler bankruptcy and will record adjustments to the allowance for doubtful accounts, if any, based upon the ultimate resolution of the recovery.
NOTE M — ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. SFAS No. 160 was adopted on January 1, 2009. This standard changed the name of “Minority Interest” to “Noncontrolling Interest.” This standard also changed the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, the noncontrolling interests are now classified as a separate component of “shareholders’ deficit.” Income and losses attributable to the noncontrolling interests are now included in net income, however, such income and losses are subsequently deducted to arrive at net income attributable to Holdco. Prior period financial statements included in this Form 10-Q have been reclassified to conform to the 2009 presentation.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in generally accepted accounting principles, and (iii) expands disclosures about fair value measurements. SFAS No. 157 was adopted in two steps. For certain nonfinancial assets and liabilities, adoption of SFAS No. 157 was not required until 2009, and Holdco did not adopt SFAS No. 157 for those certain nonfinancial assets and liabilities until January 1, 2009. Adoption of SFAS No. 157 in 2009 for those certain nonfinancial assets and liabilities did not have an effect on Holdco’s financial statements. For assets and liabilities other than those certain nonfinancial assets and liabilities, Holdco adopted SFAS No. 157 on January 1, 2008. Adoption of this portion of SFAS No. 157 did not have a material impact on Holdco’s financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaced SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on the occurrence of future acquisitions, if any, by Holdco.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changed disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement was effective for Holdco as of January 1, 2009. Because of Holdco’s insignificant, if any, use of derivatives, adoption of this statement did not have an effect on Holdco’s financial statements.
In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 was issued to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. FSP FAS 142-3 requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 was adopted on January 1, 2009. Adoption of FSP FAS 142-3 did not have a significant effect on Holdco’s financial statements. FSP FAS 142-3 requires the disclosure of Holdco’s policy regarding the treatment of costs incurred to renew or extend the term of a recognized intangible asset. Holdco’s policy is to expense such costs when incurred.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement was adopted on January 1, 2009. SFAS No. 162 did not have a significant effect on Holdco’s financial statements.
In December 2008, the FASB issued FSP FAS 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” to provide additional disclosures about transfers of financial assets. The disclosures required by FSP FAS 140-4 are intended to provide more transparency to financial statement users about a transferor’s continuing interest involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. Holdco has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. However, Holdco retains no rights or interest, and has no obligations, with respect to the sold receivables. Furthermore, Holdco does not service the receivables after the sales. Because of the terms of Holdco’s sales of receivables, the adoption of FSP FAS 140-4 on January 1, 2009 did not have a significant effect on Holdco’s financial statements.
NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS, NOT YET ADOPTED
In December 2008, the FASB issued FSP FAS 132R-1, “Employer Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132R-1 was issued to provide guidance on an employer’s disclosures about plan assets of defined benefit pension or other funded postretirement plans. The objective of these disclosures is to provide users of financial statements with an understanding of: (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. This statement is effective for annual statements for fiscal years ending after December 15, 2009. Adoption of FSP FAS 132R-1 by Holdco for the year ended December 31, 2009, will result in expanded disclosures in the notes to the financial statements regarding pension plan assets.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments for interim reporting periods.
FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 will result in interim financial statement disclosures about the fair value of financial instruments that are comparable to those disclosures in the notes to the financial statements included in Holdco’s December 31, 2008 Form 10-K.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 is effective for

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
reporting periods ending after June 15, 2009. For Holdco, adoption of FSP FAS 157-4 could affect only disclosures in the notes to financial statements. Holdco has not yet evaluated the potential affect, if any, the adoption of FSP FAS 157-4 will have on the disclosures in the notes to financial statements.
In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 is effective for business combinations for which the acquisition date is after the first annual reporting period beginning on or after December 15, 2008. The effects of FSP FAS 141R-1 will depend on the occurrence of future acquisitions, if any, by Holdco.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations must be read together with the “Item 1. Business” and “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations” sections of our 2008 Form 10-K filed March 31, 2009 and the financial statements included herein.
Forward-Looking Statements
In this Quarterly Report on Form 10-Q for the period ended March 31, 2009, Holdco makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-Q and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.
These forward-looking statements are based on Holdco’s expectations and beliefs concerning future events affecting Holdco. They are subject to uncertainties and factors relating to Holdco’s operations and business environment, all of which are difficult to predict and many of which are beyond Holdco’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Holdco cautions the reader that these uncertainties and factors, including those discussed in Item 1A of our Annual Report on Form 10-K and in other SEC filings, could cause Holdco’s actual results to differ materially from those stated in the forward-looking statements.
Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q or any other SEC filings to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Our sales to General Motors Corporation’s (GM) automotive original equipment manufacturing and sales operations comprise less than 7% of our consolidated sales. More than 80% of our sales to GM are to dealerships in the OES channel, with the remainder to the OEM sales channel for inclusion in new vehicle production. Our sales to Chrysler LLC (Chrysler) comprise less than 1% of our consolidated sales and are largely to the service organization in the OES channel. As discussed in more detail in Note L to the financial statements in this Form 10-Q, there is substantial doubt about the ability of GM and Chrysler to continue as going concerns. In addition to the credit risk exposures identified in Note L, if either GM or Chrysler is unable to continue operations, we could suffer unfavorable consequences including production volume and sales declines.
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
A key metric in measuring aftermarket performance is miles driven. In 2008, the U.S. Department of Energy reported a decrease in miles driven of 3.5% (equaling 108 billion fewer miles). This was the first annual decrease in miles driven since 1980. The high gasoline prices and general economic conditions, in addition to reducing miles driven, have also resulted in consumers extending the mileage interval for routine maintenance, reducing demand for our products. We believe that these conditions adversely affected our sales during the second half of 2008. Retail gasoline prices have fallen significantly from the historic highs experienced at the beginning of the third quarter of 2008. However, we believe the historically high gasoline prices in 2008 are continuing to have a residual effect on miles driven in 2009 and general economic conditions have continued to worsen. Miles driven in the first quarter of 2009 continued to decline. As reported by the U.S. Department of Energy, miles driven were 1.5% lower for the first quarter of 2009 than the same period in 2008. We believe that these conditions continued to adversely impact our sales in the first quarter of 2009, and as long as these conditions persist, our sales may continue to be adversely affected.
While the conditions described above have adversely affected our sales, other trends resulting from the current economic conditions may have a positive impact on sales in the future. Specifically, with new car sales declining, consumers are keeping their cars longer, resulting in an increased demand for replacement parts as consumers repair their increasingly older cars. Within this trend, we believe that more consumers are moving to the “do-it-yourself” market, buying their parts at retail outlets, which is the core of our business. In addition, a significant number of new car dealers have closed in recent months, with more predicted to close this year, potentially sending more consumers to our customers in the aftermarket for their replacement parts.
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
However, it is also important to note that in 2008, 2007 and 2006, approximately 29%, 28% and 24%, respectively, of our total net sales were derived from our business with AutoZone, Inc. Our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. During much of 2008, the cost of other commodities, including aluminum, iron, plastic and other petrochemical products, packaging materials and media, increased significantly compared to 2007. Energy costs also increased significantly during this period. These higher costs affected the prices we paid for raw materials and for purchased component parts and finished products. In the latter part of 2008 and into the first quarter of 2009, general market prices for certain of these commodities have decreased in reaction to general economic conditions and current uncertainties regarding short-term demand. However, we believe that the long-term trend will be toward higher costs for these commodities. While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand from current levels for these commodities could result in price increases and may make procurement more difficult in the future. Due to our inventory being on the first-in, first-out (FIFO) method, a time lag of approximately three months exists from the time we experience cost increases until these increases flow through cost of sales.
In addition to the adverse impact of increasing commodities and energy costs, we are also being adversely affected by changes in foreign currency exchange rates, primarily relating to the Chinese yuan and Mexican peso. In 2008, we sourced approximately $70 million of components from China. During the period December 31, 2007 through June 30, 2008, the U.S. dollar weakened against the Chinese yuan by approximately 6% and has since remained stable. A weakening U.S. dollar means that we must pay more U.S. dollars to obtain components from China, which equates to higher costs.
Our Mexican operations source a significant amount of inventory from the United States. In 2008, our Mexican operations sourced approximately $11.7 million from the United States. During the period September 30, 2008 through March 31, 2009, the

U.S. dollar strengthened against the Mexican peso by approximately 33%. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States.
In the year ended December 31, 2008, we estimate the adverse pre-tax effect of higher commodities and energy costs and changes in currency exchange rates, net of the mitigation efforts set forth below, was $8.8 million when compared to 2007. In the latter part of 2008 and the first quarter of 2009, general market prices for certain of the commodities used in our operations, excluding certain steel products, have decreased in reaction to general economic conditions and current uncertainties regarding short-term demand. Even with the benefit of this reduction in commodity prices, the combined impact of commodity prices, energy costs and changes in currency exchange rates, net of the mitigation efforts set forth below, had a negative effect on our 2009 first quarter results when compared to our 2008 first quarter results. We estimate this negative effect to be $1.7 million.
Generally, we attempt to mitigate the effects of cost increases and currency changes via a combination of design changes, material substitution, global resourcing efforts and increases in the selling prices for our products. With respect to pricing, it should be noted that, while the terms of supplier and customer contracts and special pricing arrangements can vary, generally a time lag exists between when we incur increased costs and when we might recoup some of the higher costs through increased pricing. This time lag typically spans a fiscal quarter or more, depending on the specific situation. During 2008, we secured customer price increases that offset a portion of the cost increase we experienced in 2008. However, as a result of the recent reductions in energy costs and costs of certain commodities used in our operations, the potential exists that we may be unable to retain the entire effect of customer price increases secured in 2008. We continue to pursue efforts to mitigate the effects of any cost increases; however, there are no assurances that we will be entirely successful. To the extent that we are unsuccessful, our profit margins will be adversely affected. Because of uncertainties regarding future commodities and energy prices, and the success of our mitigation efforts, it is difficult to estimate the impact of commodities and energy costs on the remaining quarters of 2009 and beyond. However, we currently expect the adverse effect in 2009 to be much less significant than that experienced in 2008. This forecast is based on assumptions regarding the future cost of commodities and our ability to mitigate these costs. Actual events could vary significantly from our assumptions. Consequently, the actual effect could be significantly different than our forecast.
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
New business changeover costs also can include the costs related to removing a new customer’s inventory and replacing it with Holdco inventory, commonly referred to as a “stocklift.” Stocklift costs are recorded as a reduction to revenue when incurred.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in Holdco’s March 31, 2009 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.5 million accrued at March 31, 2009 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters and related litigation, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.
Results of Operations
The following table is Holdco’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008. The amounts are presented in thousands of dollars.

	Three Months ended March 31,
	2009	2008
Net sales	$219,862	$229,290
Cost of sales	179,598	178,230

Gross profit	40,264	51,060
Operating expense
Selling and warehousing	(14,298)	(15,505)
General and administrative	(13,405)	(13,201)
Amortization of acquired intangible assets	(1,480)	(1,593)
Costs of integration of water pump operations	(205)	(363)

Operating income	10,876	20,398
Other expense
Interest expense, net	(15,704)	(17,566)
Management fee expense	(500)	(500)
Miscellaneous, net	(1,485)	(527)

(Loss) income before income taxes	(6,813)	1,805
Income tax benefit (expense)	2,155	(922)

Net (loss) income	(4,658)	883
Less: Loss attributable to noncontrolling interest	(304)	(29)

Net (loss) income attributable to UCI Holdco, Inc.	$(4,354)	$912

Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008
Net sales. Net sales of $219.9 million in the first quarter of 2009 decreased $9.4 million, or 4.1%, compared to net sales in the first quarter of 2008. In connection with obtaining new business, sales were reduced by $2.4 million in the first quarter of 2009 and $1.1 million in the first quarter of 2008. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers.
Excluding the effects of obtaining new business from both quarters, sales were 3.5% lower in the first quarter of 2009 compared to the first quarter of 2008. Automotive aftermarket sales that comprise more than 85% of our sales increased approximately 2.5% compared to the first quarter of 2008. Within the automotive aftermarket channel, our retail channel sales increased approximately 7.6% while traditional channel sales increased approximately 3.5%. We believe the larger increase in the retail sales channel is reflective of a shift to the retail channel as (i) consumers shift away from do-it-for-me to do-it-yourself and (ii) retail outlets expand their sales to commercial accounts. OEM sales, which comprise only 6% of our sales, decreased approximately 46.0% compared to the first quarter of 2008 due to the significant downturn in the automotive industry. We believe that the sales decline was due primarily to general economic conditions in the United States. Despite the decline in sales compared to the first quarter of 2008, sales, on a comparable basis, increased 6.6% compared to the fourth quarter of 2008. There is no assurance, however, that this trend will continue.
Gross profit. Gross profit, as reported, was $40.3 million for the first quarter of 2009 and $51.1 million for the first quarter of 2008. Both years included special items. Both quarters included the adverse effects of obtaining new business, a $2.4 million cost in the first quarter of 2009 and a $1.1 million cost in the first quarter of 2008. The 2009 and 2008 quarters included $0.4 million and $1.0 million, respectively, of costs related to establishing two new factories in China. The 2009 quarter included $0.4 million of severance expense incurred in connection with cost saving initiatives to reduce headcount.
Excluding the adverse effects of these special items, adjusted gross profit decreased to $43.5 million in the first quarter of 2009 from $53.2 million in the first quarter of 2008, and the related gross margin percentage decreased to 19.6% in the first quarter of 2009 from 23.1% in the first quarter of 2008. The gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.
Lower sales volume in the first quarter of 2009 was a significant factor in our gross profit decline. The 2009 results were also adversely affected by (i) the impact of higher energy and commodity costs and currency fluctuations, which were previously discussed in this Management’s Discussion and Analysis, (ii) higher product returns expense, and (iii) higher per unit cost of manufacturing at lower production volumes.
Selling and warehousing expenses. Selling and warehousing expenses were $14.3 million in the first quarter of 2009; $1.2 million lower than the first quarter of 2008. The reduction is driven by lower sales and cost saving initiatives to reduce headcount and promotional expenses. Selling and warehousing expenses were 6.5% of sales in the 2009 quarter and 6.8% in the 2008 quarter.
General and administrative expenses. General and administrative expenses were $13.4 million in the first quarter of 2009, $0.2 million higher than the first quarter of 2008. This increase includes higher professional fees, 2009 severance expense and $0.5 million of costs incurred in connection with our antitrust litigation (discussed in Note I to the financial statements included in the financial statements included in this Form 10-Q.) The cost increases were offset by lower salary expense due to headcount reductions, lower employee bonus expense, and lower bad debt expense due to collection of a receivable that was previously written down. The 2009 versus 2008 reduction is also attributable to 2008 costs associated with establishing two factories in China.
Costs of integration of water pump operations. See Note B to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $1.9 million lower in the first quarter of 2009 compared to the first quarter of 2008. This decrease is due to lower interest rates in the first quarter of 2009, partially offset by higher average debt levels in the 2009 quarter. Results for the 2008 quarter included $0.1 million of accelerated amortization of deferred financing costs associated with the voluntary prepayments of debt.

Miscellaneous, net. Miscellaneous expense is $1.0 million higher in the first quarter of 2009 compared to the first quarter of 2008. This increase is due to the higher cost of selling our receivables.
Income tax expense. Income tax expense in the first quarter of 2009 was $3.1 million lower than in the first quarter of 2008, due to lower pre-tax income in the 2009 quarter.
Net (loss) income. Due to the factors described above, we reported a net loss of $4.7 million for the first quarter of 2009, and net income of $0.9 million for the first quarter of 2008.
Liquidity and Capital Resources
          Historical Cash Flows
Net cash provided by operating activities. Net cash provided by operating activities for the three months ended March 31, 2009 was $49.2 million. Profits, before deducting depreciation and amortization, non-cash interest on the Holdco Notes of $7.3 million and other non-cash items, generated $12.2 million. A decrease in accounts receivable and inventory resulted in a generation of cash of $7.1 million and $11.7 million, respectively. The decrease in accounts receivable was primarily due to increased factoring of accounts receivable during the three months ended March 31, 2009, partially offset by an increase in sales of $16.3 million in the three months ended March 31, 2009 as compared to the fourth quarter of 2008. Factored accounts receivable totaled $105.4 million and $80.1 million at March 31, 2009 and December 31, 2008, respectively. The decrease in inventory was due to (i) focused efforts to reduce inventory investments through improved inventory turns, (ii) higher sales in the three months ended March 31, 2009 over the fourth quarter of 2008 and (iii) reduced material costs resulting from decreases in costs of certain of the commodities used in our operations experienced in the latter part of 2008 and in the first quarter of 2009. An increase in accounts payable resulted in a generation of cash of $5.5 million. The increase in accounts payable was due to initiatives with our vendors to reduce our working capital investment levels. An increase in interest payable, which will reverse in the second quarter when interest on our senior subordinated notes is paid, had a $5.1 million positive effect on cash. Changes in all other assets and liabilities netted to a $7.6 million increase in cash. This amount included timing of payment of employee-related accrued liabilities, including salaries and wages and insurance, and timing of product returns.
Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, including routine expenditures for equipment replacement and efficiency improvements, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the three months ended March 31, 2009 and March 31, 2008 were $4.0 million and $7.9 million, respectively. The 2008 expenditures included $2.4 million for our two new factories in China.
Net cash provided by / used in financing activities. Net cash used in financing activities in the three months ended March 31, 2009 was $18.7 million compared to net cash used in financing activities in the three months ended March 31, 2008 of $17.9 million.
Borrowings of $3.7 and $0.3 million during the three months ended March 31, 2009 and 2008, respectively, consisted solely of short-term borrowings payable to foreign credit institutions.
During the three months ended March 31, 2009, we repaid the $20.0 million of outstanding borrowings under UCI’s revolving credit facility. Additionally during the three months ended March 31, 2009, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $2.3 million.
During the three months ended March 31, 2008, we used cash on hand to voluntarily repay $10.0 million of UCI’s term loan. Additionally during the three months ended March 31, 2008, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $8.1 million.

          Current Debt Capitalization and Scheduled Maturities
At March 31, 2009 and December 31, 2008, Holdco had $73.0 million and $46.7 million of cash, respectively. Outstanding debt was as follows (in millions):

	March 31,	December 31,
	2009	2008
UCI short-term borrowings	$6.6	$5.2
UCI revolving credit line borrowings	—	20.0
UCI capitalized leases	1.2	1.2
UCI term loan	190.0	190.0
Holdco floating rate senior PIK notes	302.5	295.1
UCI senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	730.3	741.5
Unamortized debt discount and issuance costs	(8.3)	(8.6)

	$722.0	$732.9

Short-term borrowings are routine short-term borrowings by our foreign operations.
Because of previous prepayments of the term loan, we do not have any required repayments of the senior credit facility term loans until December 2011. UCI’s $230.0 million senior subordinated notes are due in 2013.
The Holdco Notes are due in 2013. Interest on the Holdco Notes will be paid by issuing new notes until December 2011. Therefore, the Holdco Notes will not affect our cash flow through 2011. Thereafter, all interest will be payable in cash. On March 15, 2012, and each quarter thereafter, Holdco is required to redeem for cash a portion of each note required to be redeemed to prevent the Holdco Notes from being treated as an applicable high yield discount obligation. In the schedule below, the $67.5 million of Holdco Notes that were issued in lieu of cash interest through March 31, 2009, have been included in the 2012 debt repayment amount. Depending on the circumstances, a portion of this $67.5 million may be paid after 2012.
Below is a schedule of required future repayments of all debt outstanding on March 31, 2009. The amounts are presented in millions of dollars.

Remainder of 2009	$6.9
2010	0.2
2011	45.2
2012	212.7
2013	465.1
Thereafter	0.2

$730.3

The terms of UCI’s senior credit facility permit UCI to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of May 13, 2009, neither we nor UCI had repurchased any of the senior subordinated notes, although we or UCI may, under appropriate market conditions, do so in the future through cash purchases or exchange offers, in open market, privately negotiated or other transactions. Similarly, Holdco may from time to time seek to repurchase or retire the Holdco Notes. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.
Our significant debt service obligation is an important factor when assessing Holdco’s liquidity and capital resources. At our March 31, 2009 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $59.1 million. An increase of 0.25 percentage points (25 basis points) on our variable interest rate debt would increase our annual interest cost by $1.2 million.

          Management’s Action Plan and Outlook
Historically, our primary sources of liquidity have been cash on hand, cash flow from operations, accounts receivable factoring arrangements and borrowings under our existing revolving credit facility, which terminates in June 2009.
          Revolving Credit Facility
Lehman Brothers Commercial Paper Inc. (“Lehman”), the administrative agent under UCI’s senior credit facility and one of the syndication banks that fund senior UCI revolving credit borrowings, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008. Of our total $75.0 million revolving credit line, Lehman’s commitment is $9.5 million. In September 2008, UCI borrowed $20.0 million under its revolving credit facility, and Lehman did not fund its pro rata share. Because of the bankruptcy filing, we are evaluating our options as to the administrative agent under UCI’s credit facility, and we are conducting our cash management based on the presumption that Lehman will not fund any of Lehman’s $9.5 million commitment under our revolving credit line.
At March 31, 2009 and December 31, 2008, UCI’s revolving credit borrowings were $0.0 million and $20.0 million, respectively. $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit at both dates. Excluding Lehman’s $9.5 million commitment, UCI had $56.1 million of unused borrowing capacity at March 31, 2009. Subsequent to March 31, 2009, UCI borrowed $20.0 million under its revolving credit facility.
We have evaluated our options with respect to the revolving credit facility. Given the current capital markets environment, we believe it is unlikely we will extend or replace the revolving credit facility upon its expiration in June 2009. Therefore our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash from operations in the future and from factoring arrangements. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
In the event we do not extend or replace the revolving credit facility, we will be required to repay the $20.0 million of borrowings currently outstanding in the second quarter of 2009. Additionally, we will be required to post $9.4 million in cash as collateral to support outstanding letters of credit. The cash collateral amounts would not be available for general business purposes as long as the letters of credit remain outstanding or alternative collateral is posted.
          Accounts Receivable Factoring
Factoring of customer trade accounts receivable is a significant part of our liquidity. Subject to certain limitations, UCI’s senior credit facility agreement permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements. At March 31, 2009, we had factoring relationships with six banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all.
UCI sold approximately $60.0 million and $43.7 million of receivables during the three months ended March 31, 2009 and 2008, respectively. If receivables had not been factored, $105.4 million and $80.1 million of additional receivables would have been outstanding at March 31, 2009 and December 31, 2008, respectively. If we had not factored these receivables, we would have had to finance these receivables in some other way, including borrowings and reducing cash on hand. Our short term cash projections assume additional increases over and above the $105.4 million level of factored accounts receivable at March 31, 2009 based upon expected growth in business with certain customers.
          Short-Term Liquidity Outlook
We have implemented a number of measures to improve the level of cash generated by our operations in order to increase our liquidity. Specific actions taken include activities to align our cost structure with our customers’ spending and current market conditions. These restructuring activities include:
•	Employment cost savings — We have implemented hourly and salaried workforce reductions across all overhead and selling, general and administrative cost centers to align staffing levels with current business levels. At March 31, 2009, we had approximately 4,700 employees as compared to approximately 4,900 and 5,200 at December 31, 2008 and December 31, 2007, respectively. Additionally, we have implemented wage freezes, suspended certain matching contributions to defined contribution and profit sharing plans and other cost reduction activities.

•	Additional cost savings — We have critically evaluated overall overhead and selling, general and administrative discretionary spending and have instituted “zero-based” discretionary spending, requiring additional approvals for all such spending across the Company.
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
          Covenant Compliance
UCI’s senior credit facility requires us to maintain certain financial covenants and require mandatory prepayments under certain events as defined in the agreement. Also, the facility includes certain negative covenants restricting or limiting our ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter our business. In addition, the senior credit facility contains the following financial covenants: a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants are calculated on a trailing four consecutive quarters basis based on the operating results and indebtedness of UCI on a stand-alone basis. As of March 31, 2009, UCI was in compliance with all of these covenants.
UCI’s covenant compliance levels and actual ratios for the quarter ended March 31, 2009 are as follows:

	Covenant	Actual
	Compliance Level	Ratio
Minimum Adjusted EBITDA to interest expense ratio	2.60x	3.31x
Maximum total debt to Adjusted EBITDA ratio	4.60x	4.02x

The minimum interest coverage ratio and maximum leverage ratio levels become increasingly more restrictive over time. The senior credit facility provides for a minimum Adjusted EBITDA to interest expense ratio and a maximum total debt to Adjusted EBITDA ratio as set forth opposite the corresponding fiscal quarter.

Minimum
	Adjusted	Maximum
	EBITDA	Total Debt
	to	to
	Interest	Adjusted
	Expense	EBITDA
	Covenant	Covenant
	Compliance	Compliance
	Level	Level
Quarter ending June 30, 2009	2.65x	4.50x
Quarter ending September 30, 2009	2.75x	4.40x
Quarter ending December 31, 2009	2.80x	4.10x
Quarter ending March 31, 2010	3.00x	3.75x
Quarter ending June 30, 2010	3.00x	3.75x
Quarter ending September 30, 2010 and thereafter	3.00x	3.50x
Adjusted EBITDA is used to determine UCI’s compliance with many of the covenants contained in its senior credit facility. Adjusted EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) further adjusted to exclude unusual items and other adjustments permitted by our lenders in calculating covenant compliance under our senior credit facility.
We believe that the inclusion of debt covenant related adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.
A breach of covenants in UCI’s senior credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under UCI’s senior subordinated notes.
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

		Trailing Four
	Three Months	Quarters
	ended	ended
	Mar. 31, 2009	Mar. 31, 2009
Net income attributable to United Components, Inc.	$1.6	$4.7
Interest, net of noncontrolling interest	8.0	33.1
Income tax expense, net of noncontrolling interest	1.2	4.9
Depreciation, net of noncontrolling interest	7.1	27.7
Amortization	2.1	8.9

EBITDA	20.0	79.3
Special items:
Cost of integration of water pump operations and the resulting asset impairment losses	0.2	2.2
Reduction in force severance and facilities consolidation	1.0	1.4
Trademark impairment loss	—	0.5
Cost of defending class action litigation	0.5	4.5
One-time warranty expense	—	6.7
New business changeover cost and sales commitment costs	2.4	6.3
Establishment of new facilities in China	0.4	2.6
Non-cash charges (stock options expense)	0.2	0.8
Management fee	0.5	2.0

Adjusted EBITDA	$25.2	$106.3

Contingencies
Environmental
Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. Holdco has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The lawsuit has proceeded to trial, which is expected to be completed in the second quarter of 2009, although it is uncertain when a decision will be rendered. The second site is a previously owned site in Solano County, California, where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.8 million accrued at March 31, 2009 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters and in the outcome of litigation, such as the New Jersey litigation, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
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
Antitrust Litigation
We are subject to litigation and investigation related to pricing of aftermarket oil, air, fuel and transmission filters, as described in “Part II, Item 1. Legal Proceedings” in this Form 10-Q.

We intend to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts, other than ongoing defense costs, have been recorded in the financial statements for these matters.
Value-added Tax Receivable
Holdco’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.2 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and Holdco has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.
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
Recent Accounting Pronouncements, Not Yet Adopted
In December 2008, the FASB issued FSP FAS 132R-1, “Employer Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132R-1 was issued to provide guidance on an employer’s disclosures about plan assets of defined benefit pension or other funded postretirement plans. The objective of these disclosures is to provide users of financial statements with an understanding of: (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. This statement is effective for annual statements for fiscal years ending after December 15, 2009. Adoption of FSP FAS 132R-1 by Holdco for the year ended December 31, 2009, will result in expanded disclosures in the notes to the financial statements regarding pension plan assets.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 will result in interim financial statement disclosures about the fair value of financial instruments that are comparable to those disclosures in the notes to the financial statements included in Holdco’s December 31, 2008 Form 10-K.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 is effective for reporting periods ending after June 15, 2009. For Holdco, adoption of FSP FAS 157-4 could affect only disclosures in the notes to financial statements. Holdco has not yet evaluated the potential affect, if any, the adoption of FSP FAS 157-4 will have on the disclosures in the notes to financial statements.
In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 is effective for business combination for which the acquisition date is after the first annual reporting period beginning on or after December 15, 2008. The effects of FSP FAS 141R-1 will depend on the occurrence of future acquisitions, if any, by Holdco.

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
     Except for the Chinese subsidiaries, the balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income (loss) on our statement of shareholders’ equity (deficit). For our Chinese subsidiaries, non-monetary assets and liabilities are translated into U.S. dollars at historical rates and monetary assets and liabilities are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of the balance sheets of our Chinese subsidiaries are recorded in our statements of operations.
     Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. In 2009, we expect to source approximately $70 million of components from China. The currency exchange rate from Chinese yuan to U.S. dollars has been stable, in large part due to the economic policies of the Chinese government. However, the Chinese government has reduced its influence over the currency exchange rate, and let market conditions control to a greater extent. As a result, during the period from December 31, 2007 through June 30, 2008, the Chinese yuan strengthened against the U.S. dollar by approximately 6% and has since remained stable. Less influence by the Chinese government will most likely result in the Chinese yuan continuing to strengthening against the U.S. dollar. A weakening U.S. dollar means that we must pay more U.S. dollars to obtain components from China, which equates to higher cost of sales. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher cost of sales. In that event we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.
     Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States. These higher prices translate into higher cost of sales for our Mexican operations. We are attempting to obtain corresponding price increases from our customers served by our Mexican operations, but there are no assurances that we will be successful.
We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of March 31, 2009, we had no foreign currency contracts outstanding. We do not engage in speculative activities.
Interest Rate Risk
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
Item 4. Controls and Procedures
      Holdco maintains disclosure controls and procedures that are designed to provide reasonable assurance to Holdco’s management and board of directors regarding the preparation and fair presentation of published financial statements. As required by Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of Holdco’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. During the evaluation, it was determined that isolated control deficiencies related to the accounting and closing process for inventory at one of our manufacturing operations represented material weaknesses. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of March 31, 2009, due solely to these material weaknesses in our internal control over financial reporting.
      The Company’s controls to monitor the financial results of one of its manufacturing operations, which are designed (i) to properly account for product returns, (ii) to provide for timely review and correction of batch posting errors and (iii) to account for the elimination of intercompany profit in inventory in accordance with U.S. generally accepted accounting principles, were not effective. The failure of these controls to operate as designed resulted in (i) the failure to accrue for unprocessed product returns from customers in the proper period, (ii) one day of cost of goods sold entries not being posted timely and (iii) not deferring the appropriate amount of intercompany profit on inventory until final sale of the product. These control deficiencies were identified and the resulting errors were corrected prior to the finalization of the Company’s financial results for the three months ended March 31, 2009.
     To ensure that our consolidated financial statements for the quarter ended March 31, 2009 are fairly stated in accordance with U.S. generally accepted accounting principles, Holdco performed a review of the procedures constituting the accounting and closing process for inventory to identify the root cause of the control deficiencies at the manufacturing operation and performed additional in-depth analyses of the impact on the operation’s financial results. Holdco has taken remedial actions including performing additional levels of review of batch postings and formalizing procedural documentation for the elimination of the operation’s intercompany profit in inventory.
     Other than as described above, there were no changes in Holdco’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
          The litigations and investigations reported in our 2008 Annual Report on Form 10-K as of March 15, 2009 related to pricing of aftermarket oil, air, fuel and transmission filters are ongoing.
          On April 13, 2009, plaintiff Gasoline and Automotive Service Dealers of America voluntarily dismissed UCI from its case pending in the Northern District of Illinois (1:08cv4883) without prejudice.
          On April 16, 2009, the Office of the Attorney General for the State of Florida filed a civil complaint against UCI’s wholly-owned subsidiary Champion and eight other defendants in the Northern District of Illinois. The complaint alleges violations of Section 1 of the Sherman Act and Florida law related to the sale of aftermarket filters. The complaint asserts direct and indirect purchaser claims on behalf of Florida governmental entities and Florida consumers. It seeks damages, including statutory treble damages, penalties, fees, costs and an injunction.
          We intend to continue to vigorously defend against these claims.
          From time to time, we may be involved in other disputes or litigation relating to claims arising out of our operations. However, we are not currently a party to any other material legal proceedings.
Item 1.A. Risk Factors
          There have been no material changes from the risk factors previously disclosed in Holdco’s annual report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Default Upon Senior Securities
     None.
Item 4. Submission of Matters to Vote of Security Holders
     None.
Item 5. Other Information
     None.
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

UCI HOLDCO, INC.
Date: May 14, 2009	By:	/s/ DANIEL J. JOHNSTON
	Name:	Daniel J. Johnston
	Title:	Chief Financial Officer and Authorized Representative