Form 10-Q
period 2009-06-30
UCI Holdco, Inc.
filed 2009-08-14
CIK 1414937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 2,860,560 shares of its $0.01 par value common stock outstanding as of August 14, 2009, 225,660 of which were held by non-affiliates.

UCI Holdco, Inc.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
UCI Holdco, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$90,685	$46,655
Accounts receivable, net	249,528	261,624
Inventories, net	137,473	159,444
Deferred tax assets	32,330	30,378
Other current assets	19,471	19,452

Total current assets	529,487	517,553

Property, plant and equipment, net	159,753	167,906
Goodwill	241,461	241,461
Other intangible assets, net	70,312	74,606
Deferred financing costs, net	3,654	4,307
Restricted cash	9,400	—
Other long-term assets	6,604	1,823

Total assets	$1,020,671	$1,007,656

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$105,257	$104,416
Short-term borrowings	5,792	25,199
Current maturities of long-term debt	318	422
Accrued expenses and other current liabilities	99,312	88,983

Total current liabilities	210,679	219,020

Long-term debt, less current maturities	722,480	707,264
Pension and other postretirement liabilities	76,340	79,832
Deferred tax liabilities	6,744	4,000
Other long-term liabilities	8,284	2,540

Total liabilities	1,024,527	1,012,656

Contingencies — Note J

Shareholders’ deficit
UCI Holdco, Inc. shareholders’ deficit
Common stock	29	29
Additional paid in capital	279,361	279,141
Retained deficit	(248,894)	(247,060)
Accumulated other comprehensive loss	(36,463)	(39,600)

Total UCI Holdco, Inc. shareholders’ deficit	(5,967)	(7,490)
Noncontrolling interest	2,111	2,490

Total shareholders’ deficit	(3,856)	(5,000)

Total liabilities and shareholders’ deficit	$1,020,671	$1,007,656

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Net sales	$217,422	$229,269	$437,284	$458,559
Cost of sales	169,150	182,579	348,748	360,809

Gross profit	48,272	46,690	88,536	97,750
Operating (expense) income
Selling and warehousing	(14,086)	(16,026)	(28,384)	(31,531)
General and administrative	(11,766)	(13,206)	(25,171)	(26,407)
Amortization of acquired intangible assets	(1,481)	(1,664)	(2,961)	(3,257)
Restructuring gains (costs), net (Note B)	598	(125)	393	(488)

Operating income	21,537	15,669	32,413	36,067
Other expense
Interest expense, net	(15,243)	(15,816)	(30,947)	(33,382)
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	(1,669)	(982)	(3,154)	(1,509)

(Loss) Income before income taxes	4,125	(1,629)	(2,688)	176
Income tax (expense) benefit	(1,680)	271	475	(651)

Net (loss) income	2,445	(1,358)	(2,213)	(475)
Less: Loss attributable to noncontrolling interest	(75)	(291)	(379)	(320)

Net (loss) income attributable to UCI Holdco, Inc.	$2,520	$(1,067)	$(1,834)	$(155)

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss attributable to UCI Holdco, Inc.	$(1,834)	$(155)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	18,805	18,475
Amortization of deferred financing costs and debt discount	1,568	1,578
Non-cash interest expense on Holdco Notes	14,381	15,302
Deferred income taxes	(813)	245
Other non-cash, net	(1,246)	1,178
Changes in operating assets and liabilities:
Accounts receivable	12,510	5,526
Inventories	22,395	(15,704)
Other current assets	126	6,755
Accounts payable	617	5,251
Accrued expenses and other current liabilities	10,137	(9,296)
Other long-term assets	(165)	(29)
Other long-term liabilities	1,575	229

Net cash provided by operating activities	78,056	29,355

Cash flows from investing activities
Capital expenditures	(7,530)	(17,274)
Proceeds from sale of property, plant and equipment	2,436	261
Increase in restricted cash	(9,400)	—

Net cash used in investing activities	(14,494)	(17,013)

Cash flows from financing activities
Issuances of debt	6,543	1,249
Debt repayments	(26,177)	(20,718)
Proceeds from exercise of stock options	—	120

Net cash used in financing activities	(19,634)	(19,349)

Effect of currency exchange rate changes on cash	102	186

Net increase (decrease) in cash and cash equivalents	44,030	(6,821)

Cash and cash equivalents at beginning of year	46,655	42,025

Cash and cash equivalents at end of period	$90,685	$35,204

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (unaudited)
(in thousands)

	UCI Holdco, Inc. Shareholders’ Deficit
				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive	Noncontrolling	Total Shareholders’	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)	Income (Loss)
Balance at January 1, 2008	$28	$278,306	$(235,452)	$6,762	$3,308	$52,952
Recognition of stock based compensation expense		461				461
Exercise of stock options	1	119				120
Tax effect of exercise of stock options		(131)				(131)

Comprehensive income
Net loss			(155)		(320)	(475)	$(475)
Other comprehensive income
Interest rate swaps (after $63 of income taxes)				(103)		(103)	(103)
Foreign currency adjustment (after $0 of income taxes)				1,644		1,644	1,644

Total comprehensive income							$1,066

Balance at June 30, 2008	$29	$278,755	$(235,607)	$8,303	$2,988	$54,468

Balance at January 1, 2009	$29	$279,141	$(247,060)	$(39,600)	$2,490	$(5,000)
Recognition of stock based compensation expense		220				220

Comprehensive income
Net loss			(1,834)		(379)	(2,213)	$(2,213)
Other comprehensive income
Foreign currency adjustment (after $111 of income taxes)				703		703	703
Pension liability (after $1,505 of income taxes)				2,434		2,434	2,434

Total comprehensive income							$924

Balance at June 30, 2009	$29	$279,361	$(248,894)	$(36,463)	$2,111	$(3,856)

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
UCI Holdco, Inc. was incorporated on March 8, 2006 as a holding company for UCI Acquisition Holdings, Inc. (“UCI Acquisition”) and United Components, Inc. UCI Holdco, Inc. owns all of the common stock of United Components, Inc. through its wholly-owned subsidiary UCI Acquisition. UCI Holdco, Inc., UCI Acquisition, and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). At June 30, 2009, affiliates of The Carlyle Group owned 90.9% of UCI Holdco, Inc.’s common stock, and the remainder was owned by certain current and former members of UCI Holdco, Inc.’s senior management and board of directors. The senior management and board of directors of UCI Holdco, Inc. are also the senior management and board of directors of United Components, Inc.
All operations of UCI Holdco, Inc. are conducted by United Components, Inc. United Components, Inc. operates in one business segment through its subsidiaries. United Components, Inc. manufactures and distributes vehicle parts, primarily servicing the vehicle replacement parts market in North America and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of UCI Holdco, Inc., its wholly-owned subsidiaries and a 51% owned joint venture. All significant intercompany accounts and transactions have been eliminated. In these notes to the financial statements, the term “Holdco” refers to UCI Holdco, Inc. and its subsidiaries as well as UCI Acquisition and its subsidiaries prior to the formation of UCI Holdco, Inc. The term “UCI” refers to United Components, Inc. without its subsidiaries.
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
The December 31, 2008 consolidated balance sheet has been derived from the audited financial statements included in Holdco’s annual report on Form 10-K for the year ended December 31, 2008. The financial statements at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. In the opinion of Holdco, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
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
Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE B — RESTRUCTURING COSTS
The following table summarizes the amounts reported in the statements of operations in “Restructuring gains (costs), net” (in millions):

	2009	2008
Three months ended June 30
Post employment benefit plans curtailment	$(0.1)	$—
Asset write-offs	(0.7)	—
Gain on sale of building, net of moving costs	1.4	—
Costs of previously closed water pump facility	0.0	(0.1)

	$0.6	$(0.1)

Six months ended June 30
Post employment benefit plans curtailment	$(0.1)	$—
Asset write-offs	(0.7)	—
Gain on sale of building, net of moving costs	1.4	—
Costs of previously closed water pump facility	(0.2)	(0.5)

	$0.4	$(0.5)

2009 Capacity Consolidation and European Realignment Actions
To further align Holdco’s cost structure with customers’ spending and current market conditions, Holdco has implemented restructuring plans in the three months ended June 30, 2009. The restructuring plans target excess assembly and aluminum casting capacity and restructuring costs of the plan include workforce reductions (See Note H), facility closures, consolidations and realignments.
Holdco idled a Mexican aluminum casting operation in the three months ended June 30, 2009 and consolidated the capacity into Holdco’s China casting operation. In addition, Holdco relocated a small amount of filter manufacturing capacity in the three months ended June 30, 2009 which resulted in idling a small amount of equipment with no alternative use. Holdco recorded asset write-offs of $0.7 million associated with this capacity consolidation and incurred post employment benefit plans curtailment costs of $0.1 million.
In order to accommodate expected growth in Europe, Holdco’s Spanish distribution operation was relocated to a new leased facility resulting in the idling and subsequent sale of an owned facility. Holdco recognized a gain of $1.5 million on the sale of this facility. Holdco incurred other costs of $0.1 million associated with the relocation of the facility.
Costs of Previously Closed Water Pump Facility
In the three and six months ended June 30, 2009, Holdco incurred $0.0 million and $0.2 million, respectively, of costs for the maintenance and security of the land and building related to a previously closed water pump facility. In the three and six months ended June 30, 2008, Holdco incurred $0.1 million and $0.3 million, respectively, for these same costs. This land and building is held for sale. In the first quarter of 2008, Holdco also incurred $0.2 million of pension termination expense related to the closure of the facility.
NOTE C — SALES OF RECEIVABLES
Holdco has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. Holdco enters into these agreements at its discretion as part of its overall cash management activities. Pursuant to these agreements, Holdco sold $62.9 million and $73.8 million of receivables during the three months ended June 30, 2009 and 2008, respectively, and $122.8 million and $117.5 million for the six months ended June 30, 2009 and 2008, respectively.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
If receivables had not been factored, $135.6 million and $80.1 million of additional receivables would have been outstanding at June 30, 2009 and December 31, 2008, respectively. Holdco retained no rights or interest, and has no obligations, with respect to the sold receivables. Holdco does not service the receivables after the sales.
The sales of receivables were accounted for as a sale and were removed from the balance sheet at the time of the sales. The costs of the sales were discounts deducted by the factoring companies. These costs were $1.7 million and $1.0 million in the three months ended June 30, 2009 and 2008, respectively, and $3.2 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively. These costs are recorded in the statements of operations in “Miscellaneous, net.”
NOTE D — INVENTORIES
The components of inventory are as follows (in millions):

	June 30,	December 31,
	2009	2008
Raw materials	$45.6	$55.3
Work in process	31.4	34.6
Finished products	76.3	84.4
Valuation reserves	(15.8)	(14.9)

	$137.5	$159.4

NOTE E — RESTRICTED CASH
Holdco posted $9.4 million of cash to collateralize a letter of credit required by Holdco’s workers compensation insurance carrier. Historically, assets pledged pursuant to the terms of UCI’s senior credit facility provided the collateral for the letters of credit. As a result of the termination of UCI’s revolving credit facility (see further discussion in Note I), these assets were no longer allowed to be pledged for this purpose and, accordingly, Holdco was required to post the cash as collateral. This cash is recorded as “Restricted cash” as a component of long-term assets on Holdco’s balance sheet at June 30, 2009. This cash is not available for general operating purposes as long as the letter of credit remains outstanding or until alternative collateral is posted.
NOTE F — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
“Accrued expenses and other current liabilities” consists of the following (in millions):

	June 30,	December 31,
	2009	2008
Salaries and wages	$3.3	$2.7
Bonuses and profit sharing	4.1	3.5
Vacation pay	4.5	4.4
Product returns	34.7	32.0
Rebates, credits and discounts due customers	13.9	10.8
Insurance	13.5	11.5
Taxes payable	6.0	5.6
Interest	3.0	3.3
Other	16.3	15.2

	$99.3	$89.0

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE G — PRODUCT RETURNS LIABILITY
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
Changes in Holdco’s product returns accrual were as follows (in millions):

	Six Months ended June 30,
	2009	2008
Beginning of year	$32.0	$28.1
Cost of unsalvageable parts	(24.5)	(25.5)
Additional reductions to sales	27.2	28.1

End of period	$34.7	$30.7

NOTE H — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Service cost	$1.1	$1.3	$2.2	$2.6
Interest cost	3.3	3.2	6.6	6.4
Expected return on plan assets	(3.6)	(3.7)	(7.3)	(7.4)
Amortization of prior service cost and unrecognized loss	0.1	—	0.3	—
Curtailment loss	0.2	—	0.2	—
Special termination benefits	—	—	—	0.2

	$1.1	$0.8	$2.0	$1.8

In the six months ended June 30, 2008, Holdco recorded $0.2 million of expense for special pension benefits for employees terminated related to the closure of a former water pump manufacturing facility. In the second quarter of 2009, Holdco recorded $0.2 million of curtailment losses related to headcount reductions as part of specific actions taken to align Holdco’s cost structure with current market conditions.
In connection with the determination of the aforementioned curtailment losses, actuarial valuations were prepared as of June 30, 2009 for the affected post employment plans. In accordance with these valuations, the following changes were recorded in the June 30, 2009 balance sheet: (i) long-term “pension and other post retirement liabilities” was

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
decreased by $3.8 million; (ii) “deferred tax liabilities” was increased by $1.5 million; and (iii) “accumulated other comprehensive loss” was reduced by $2.3 million.
NOTE I — DEBT
Holdco’s debt is summarized as follows (in millions):

	June 30,	December 31,
	2009	2008
United Components, Inc. short-term borrowings	$5.8	$5.2
UCI revolving credit line borrowings	—	20.0
UCI capital lease obligations	1.0	1.2
UCI term loan	190.0	190.0
Holdco floating rate senior PIK notes	309.6	295.1
UCI senior subordinated notes	230.0	230.0
Unamortized debt discount and debt issuance costs	(7.8)	(8.6)

	728.6	732.9

Less:
United Components, Inc. short-term borrowings	5.8	5.2
UCI revolving credit line borrowings	—	20.0
UCI current maturities	0.3	0.4

Long-term debt	$722.5	$707.3

UCI’s senior credit facility — The senior credit facility includes a term loan and included a revolving credit facility, which terminated in June 2009.
UCI’s term loan
In the three month period ended March 31, 2008, UCI used cash on hand to voluntarily repay $10.0 million of its term loan. As a result of this voluntary early repayment, UCI recorded $0.1 million of accelerated write-offs of deferred financing costs. This cost is included in “Interest expense, net” in the statements of operation. Because of previous early payments of the term loan, there are no required repayments until December 2011. The term loan matures in June 2012.
UCI’s revolving credit facility
UCI’s $75.0 million revolving credit facility terminated in June 2009. Prior to the scheduled maturity of the revolving credit facility, UCI conducted an evaluation with respect to extending the facility, analyzing the size of a commitment that could be secured against the total cost of obtaining the commitment, including the related credit facility amendment. Based upon this evaluation, UCI concluded that the size of the potential commitment did not justify the cost and, accordingly, the revolving credit facility was terminated.
At December 31, 2008, revolving credit facility borrowings were $20.0 million, all of which were repaid during the six months ended June 30, 2009. Additionally, $9.4 million of revolving credit facility capacity was used to support an outstanding letter of credit related to our workers compensation insurance liabilities. Historically, the assets pledged pursuant to the terms of the senior credit facility provided the collateral for the letter of credit. As a result of the revolving credit facility termination, UCI was required to post $9.4 million of cash to collateralize the letter of credit. (See further discussion in Note E.)
Covenants and other provisions
The senior credit facilities require UCI to maintain certain financial covenants and require mandatory prepayments under certain events as defined in the agreement. Also, the facilities include certain negative covenants restricting or limiting UCI’s ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
investments; guarantee or incur additional debt; make certain capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter UCI’s business. UCI is in compliance with all of these covenants.
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
UCI’s short-term borrowings — At June 30, 2009, short-term borrowings included $0.3 million of a Spanish subsidiary’s notes payable and $5.5 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2008, short-term borrowings included $2.3 million of a Spanish subsidiary’s notes payable and $2.9 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. The Chinese subsidiaries’ notes payable are secured by receivables.
NOTE J — CONTINGENCIES
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
Environmental
Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. Holdco has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The trial to this litigation was concluded in the second quarter of 2009, although it is uncertain when a decision will be rendered. The second site is a previously owned site in Solano County, California, where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.7 million accrued at June 30, 2009 by a

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters and in the outcome of litigation, such as the New Jersey litigation, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
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

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Value-added Tax Receivable
Holdco’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.5 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and Holdco has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.

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
NOTE K — GEOGRAPHIC INFORMATION
Holdco had the following net sales by country (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
United States	$184.9	$190.2	$375.6	$383.1
Mexico	6.4	7.8	12.3	16.5
Canada	7.3	8.4	13.8	15.8
United Kingdom	3.5	4.3	5.3	7.6
France	2.4	2.7	4.3	5.8
Venezuela	0.7	0.8	1.6	1.6
Germany	1.1	1.2	2.3	2.8
Spain	1.1	1.3	1.9	2.3
Other	10.0	12.6	20.2	23.1

	$217.4	$229.3	$437.3	$458.6

Net long-lived assets by country are as follows (in millions):

	June 30,	December 31,
	2009	2008
United States	$206.4	$203.2
China	31.1	33.2
Mexico	9.4	9.9
Spain	2.8	2.3
Goodwill	241.5	241.5

	$491.2	$490.1

NOTE L — OTHER INFORMATION
At June 30, 2009, 5,000,000 shares of common stock were authorized, and 2,860,560 were issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest and income taxes (net of refunds) are as follows (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Interest	$12.7	$13.8	$15.3	$17.4
Income taxes (net of refunds)	0.6	1.6	1.0	(1.0)
In the second quarter of 2009, United Components, Inc. obtained exclusive customer contracts that provide for the incurrence of up-front costs and additional amounts during the remainder of the contracts. The total cost of the up-front costs and additional amounts of approximately $6.4 million were capitalized and will be amortized over the life of the contract as a reduction to sales. A corresponding amount was recorded as a liability and will be relieved as the amounts are funded. The $4.6 million portion of the commitment to be amortized and funded beyond one year is recorded as components of “Other long-term assets” and “Other long-term liabilities.”

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE M — CONCENTRATION OF RISK
Our sales to General Motors Corporation’s (“GM”) automotive original equipment manufacturing and sales operations and Chrysler LLC (“Chrysler”) comprise less than 7% of Holdco’s consolidated sales. While sales to GM are less than 7% of our sales, Holdco does carry accounts receivable from GM in the range of $6.0 million to $10.0 million at any given time. On June 1, 2009, GM filed a petition under chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York. The filing included only the U.S. operations of GM. As of the June 1, 2009 filing date, accounts receivable from GM’s U.S. subsidiaries totaled $3.0 million. On June 5, 2009, GM provided notice to Holdco that GM intends to assume all contracts with Holdco companies, and the proposed cure amounts have been posted to a GM website as provided for in the contract assumption order issued by the Court. Holdco is currently pursuing efforts with GM to resolve discrepancies between Holdco’s accounting records and the proposed cure amounts. The ultimate disposition of prepetition amounts owed is expected to result in a bad debt charge of less than $0.2 million.
While sales to Chrysler are less than 1% of our sales, Holdco does carry accounts receivable from Chrysler in the range of $0.5 million to $1.5 million at any given time. On April 30, 2009, Chrysler filed a petition under chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York. As of the April 30, 2009 filing date, accounts receivable from Chrysler and its subsidiaries totaled $0.9 million. All contracts between Holdco and Chrysler have been assumed by the new Chrysler entity and prepetition amounts owed Holdco have been paid. The ultimate disposition of the prepetition amounts resulted in a bad debt charge of less than $0.3 million.
NOTE N — ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. SFAS No. 160 was adopted on January 1, 2009. This standard changed the name of “Minority Interest” to “Noncontrolling Interest.” This standard also changed the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, the noncontrolling interests are now classified as a separate component of “Equity.” Income and losses attributable to the noncontrolling interests are now included in net income, however, such income and losses are subsequently deducted to arrive at net income attributable to Holdco. Prior period financial statements included in this Form 10-Q have been reclassified to conform to the 2009 presentation.
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

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement was adopted on January 1, 2009. Adoption of SFAS No. 162 did not have a significant effect on Holdco’s financial statements.
In December 2008, the FASB issued FSP FAS 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” to provide additional disclosures about transfers of financial assets. The disclosures required by FSP FAS 140-4 are intended to provide more transparency to financial statement users about a transferor’s continuing interest involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. Holdco has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. However, Holdco retains no rights or interest, and has no obligations, with respect to the sold receivables. Furthermore, Holdco does not service the receivables after the sales. Because of the terms of Holdco’s sales of receivables, the adoption of FSP FAS 140-4 on January 1, 2009 did not have an effect on Holdco’s financial statements.
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
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 resulted in the disclosures in Note P.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Adoption of FSP FAS 157-1 did not affect Holdco’s financial statements.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which provides guidance on management’s assessment of subsequent events. This standard clarifies that management must evaluate events and transactions that occur after the balance sheet date through the date the financial statements are issued and determine the impact of such events and transactions, if any, on the financial statements being issued. This standard requires disclosure of the date through which subsequent events and transactions were evaluated. This standard was adopted in June 2009. As part of its preparation of these financial statements, management has evaluated events and transactions that occurred up to the filing date of this Form 10-Q.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE O — RECENT ACCOUNTING PRONOUNCEMENTS, NOT YET ADOPTED
In December 2008, the FASB issued FSP FAS 132R-1, “Employer Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132R-1 was issued to provide guidance on an employer’s disclosures about plan assets of defined benefit pension or other funded postretirement plans. The objective of these disclosures is to provide users of financial statements with an understanding of: (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. This statement is effective for annual statements for fiscal years ending after December 15, 2009. Adoption of FSP FAS 132R-1 by Holdco for the year ended December 31, 2009 will result in expanded disclosures in the notes to the financial statements regarding pension plan assets.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). (Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.) SFAS No. 168 is effective for financial statements issued for periods ending after September 15, 2009. Adoption of SFAS No. 168 will not have a material impact on Holdco’s consolidated financial statements.
NOTE P — FAIR VALUE ACCOUNTING
Interest rate swap measured at fair value on a recurring basis
The only recurring fair value measurement reflected in Holdco’s financial statements was the measurement of interest rate swaps. These interest rate swaps are described in Note 22 of the financial statements reported in Holdco’s 2008 Annual Report on Form 10-K. The swaps expired in August 2008 and were not replaced.
When the swaps were outstanding, the fair value of the interest rate swaps were estimated at the present value of the difference between (i) interest payable for the duration of the swap at the swap interest rate and (ii) interest that would be payable for the duration of the swap at the relevant current interest rate at the date of measurement. The estimated fair value was based on Level 2 inputs.
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
Long-term debt — The fair market value of the $190 million of UCI term loan borrowings under the senior credit facility at June 30, 2009 and December 31, 2008 was $162.5 million and $131.1 million, respectively. The estimated fair value of the term loan is based on information provided by an independent third party who participates in the trading market for debt similar to the term loan. Due to the infrequency of trades, this input is considered to be a Level 2 input.
The fair market value of UCI’s $230 million senior subordinated notes at June 30, 2009 and December 31, 2008 was $145.2 million and $94.9 million, respectively. The estimated fair value of these notes is based on bid/ask prices, as

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
reported by a third party bond pricing service. Due to the infrequency of trades of UCI’s senior subordinated notes, these inputs are considered to be Level 2 inputs.
The fair value of the Holdco floating rate senior PIK notes at June 30, 2009 and December 31, 2008 was $67.0 million and $94.1 million, respectively. The estimated fair value of these notes is based on the bid/ask prices, as reported by a third party bond pricing service. Due to the infrequency of trades of these notes, these inputs are considered to be Level 2 inputs.
Interest rate swaps — In connection with UCI’s senior credit facilities, UCI was party to an interest rate swap agreement that effectively converted $40 million of borrowings from variable to fixed rate debt for the 12-month period ended August 2008. The variable component of the interest rate on borrowings under UCI’s senior credit facilities is based on LIBOR. Under the swap agreement, UCI paid 4.4% and received the then current LIBOR on $40 million for the 12-month period ending August 2008. UCI did not replace the interest rate swap that expired in August 2008.
Quarterly, UCI adjusted the carrying value of this interest rate swap derivative to its estimated fair value. The change was recorded as an adjustment to “Other comprehensive income (loss)” in UCI’s stockholder’s equity.

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
Forward-Looking Statements
In this Quarterly Report on Form 10-Q for the period ended June 30, 2009, Holdco makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-Q and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.
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
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that over 87% of our net sales in 2008 were made in the aftermarket, to a diverse customer base that includes some of the largest and fastest growing companies servicing the aftermarket. Sales in the aftermarket, excluding tires, have grown at an average annual rate of approximately 3.9% from 1998 through 2007, with the lowest year of growth in 1998 of approximately 2.1%. However, 2008 grew by only 0.2%.
Our sales to General Motors Corporation’s (GM) automotive original equipment manufacturing and sales operations comprise less than 7% of our consolidated sales. More than 80% of our sales to GM are to dealerships in the OES channel, with the remainder to the OEM sales channel for inclusion in new vehicle production. Our sales to Chrysler LLC (Chrysler) comprise less than 1% of our consolidated sales and are largely to the service organization in the OES channel. Both GM and Chrysler filed petitions under chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York during the three months ended June 30, 2009. As discussed in more detail in Note M to the financial statements in this Form 10-Q, GM and Chrysler have assumed all contracts with Holdco companies. As widely publicized, GM and Chrysler’s reorganization plans include substantial reductions to the dealership base. Given that the majority of our sales to GM and Chrysler are to dealerships in the OES channel, the closure of these dealerships could result in lower Holdco sales to these customers. Overall, although GM and Chrysler have emerged from bankruptcy proceedings, there can be no assurance as to the level of demand for our products from those customers.
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
A key metric in measuring aftermarket performance is miles driven. For 2008, the U.S. Department of Energy reported a decrease in miles driven of 3.2% (equaling 96 billion fewer miles). This was the first annual decrease in miles driven since 1980. High gasoline prices and general economic conditions, in addition to lower miles driven, have also resulted in consumers extending the mileage interval for routine maintenance, reducing demand for our products. We believe that these conditions adversely affected our sales during the second half of 2008 and into 2009. During the first half of 2009, retail gasoline prices were significantly lower than the historic highs experienced at the beginning of the third quarter of 2008. Despite the lower retail gasoline prices, general economic conditions continue to be weak in the first half of 2009, and the negative trend in miles driven continued in the first quarter of 2009. As reported by the U.S. Department of Energy, miles driven in the first quarter of 2009 were 2.8% lower than the comparable quarter in 2008. Second quarter 2009 miles driven statistics, as reported by the U.S. Department of Energy, indicate that miles driven exceeded the comparable 2008 quarter by 1.1%, reversing the negative trend experienced throughout 2008.
While the conditions described above have adversely affected our sales, other trends resulting from the current economic conditions may have a positive impact on sales in the future. Specifically, with new car sales declining, consumers are keeping their cars longer, resulting in an increased demand for replacement parts as consumers repair their increasingly older cars. In addition, a significant number of new car dealers have closed in recent months, either voluntarily or as a result of the Chrysler and GM restructurings. This decline in the number of dealerships has the potential of sending more consumers to our customers in the aftermarket for their replacement parts.
More recently, the U.S. Congress has acted to stimulate new car sales in the U.S. by enacting the so-called “Cash for Clunkers” legislation. This legislation financially incentivizes consumers to purchase new more fuel-efficient vehicles in exchange for scrapping their older less fuel-efficient vehicles. Due to the potential size of the program in relation to the entire U.S. vehicle population, we do not believe the “Cash for Clunkers” program will have a material impact on our financial condition or results of operations.
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
However, it is also important to note that in 2008, 2007 and 2006, approximately 29%, 28% and 24%, respectively, of our total net sales were derived from our business with AutoZone, Inc. Our failure to maintain a healthy relationship with AutoZone would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential adverse impact to our business that could result from any changes in the economic terms of this relationship.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. During much of 2008, the cost of other commodities, including aluminum, iron, plastic and other petrochemical products, packaging materials and media, increased significantly compared to 2007. Energy costs also increased significantly during this period. These higher costs affected the prices we paid for raw materials and for purchased component parts and finished products. In the latter part of 2008 and into the first half of 2009, general market prices for certain of these commodities decreased in reaction to general economic conditions and uncertainties regarding short-term demand. However, the cost of certain commodities has recently increased, and we believe that the long-term trend will be toward higher costs for these commodities. While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand from current levels for these commodities could result in cost increases and may make procurement more difficult in the future. Due to our inventory being on the first-in, first-out (FIFO) method, a time lag of approximately three months exists from the time we experience cost increases or decreases until these increases or decreases flow through cost of sales.
In addition to the adverse impact of increasing commodities and energy costs, we have been adversely affected by changes in foreign currency exchange rates, primarily relating to the Chinese yuan and Mexican peso. In 2008, we sourced approximately $70 million of components from China. During the period December 31, 2007 through June 30, 2008, the U.S. dollar weakened against the Chinese yuan by approximately 6%. Since June 30, 2008, the relationship of the U.S. dollar to the Chinese yuan has remained stable. A weakening U.S. dollar means that we must pay more U.S. dollars to obtain components from China, which equates to higher costs.
Our Mexican operations source a significant amount of inventory from the United States. In 2008, our Mexican operations sourced approximately $11.7 million from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. In the second quarter of 2009, the U.S. dollar weakened against the Mexican peso by approximately 9%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States.
In the year ended December 31, 2008, we estimate the adverse pre-tax effect of higher commodities and energy costs and changes in currency exchange rates, net of the mitigation efforts set forth below, was $8.8 million as compared to 2007. In the latter part of 2008 and the first quarter of 2009, general market prices for certain of the commodities used in our operations, excluding certain steel products, decreased in reaction to general economic conditions and current uncertainties regarding short-term demand. When comparing our results for the first half of 2009 with the first half of 2008, our mitigation efforts discussed below, together with the recent easing of market prices in certain of our commodities, have largely offset the negative effects of higher commodity and energy costs and unfavorable currency exchange rates experienced in the second half of 2008.
Generally, we attempt to mitigate the effects of cost increases and currency changes via a combination of design changes, material substitution, global resourcing efforts and increases in the selling prices for our products. With respect to pricing, it should be noted that, while the terms of supplier and customer contracts and special pricing arrangements can vary, generally a time lag exists between when we incur increased costs and when we might recoup some of the higher costs through increased pricing. This time lag typically spans a fiscal quarter or more, depending on the specific situation. During 2008, we secured customer price increases that offset a portion of the cost increase we experienced in 2008. However, because of reductions from 2008 highs in both energy costs and the costs of certain commodities used in our operations, we have not been able to retain the entire effect of customer price increases secured in 2008. We continue to pursue efforts to mitigate the effects of any cost increases; however, there are no assurances that we will be entirely successful. To the extent that we are unsuccessful, our profit margins will be adversely affected. Because of uncertainties regarding future commodities and energy prices, and the success of our mitigation efforts, it is difficult to estimate the impact of commodities and energy costs on the remaining quarters of 2009 and beyond. However, we currently expect the adverse effect in 2009 to be much less significant than that experienced in 2008. This forecast is based on assumptions regarding the future cost of commodities and our ability to mitigate these costs. Actual events could vary significantly from our assumptions. Consequently, the actual effect could be significantly different than our forecast.
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
Impairment of intangible assets. Goodwill is subject to annual review unless conditions arise that require a more frequent evaluation. The review for impairment is based on a two-step accounting test. The first step is to compare the estimated fair value with the recorded net book value (including the goodwill). If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules, including

SFAS No. 141R, “Business Combinations” effective January 1, 2009, are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill, and the recorded amount is written down to the hypothetical amount, if lower.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in Holdco’s June 30, 2009 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.4 million accrued at June 30, 2009 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters and related litigation, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Results of Operations
The following table is Holdco’s unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008. The amounts are presented in thousands of dollars.

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Net sales	$217,422	$229,269	$437,284	$458,559
Cost of sales	169,150	182,579	348,748	360,809

Gross profit	48,272	46,690	88,536	97,750
Operating (expense) income
Selling and warehousing	(14,086)	(16,026)	(28,384)	(31,531)
General and administrative	(11,766)	(13,206)	(25,171)	(26,407)
Amortization of acquired intangible assets	(1,481)	(1,664)	(2,961)	(3,257)
Restructuring gains (costs), net	598	(125)	393	(488)

Operating income	21,537	15,669	32,413	36,067
Other expense
Interest expense, net	(15,243)	(15,816)	(30,947)	(33,382)
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	(1,669)	(982)	(3,154)	(1,509)

Income (loss) before income taxes	4,125	(1,629)	(2,688)	176
Income tax (expense) benefit	(1,680)	271	475	(651)

Net income (loss)	2,445	(1,358)	(2,213)	(475)
Less: Loss attributable to noncontrolling interest	(75)	(291)	(379)	(320)

Net income (loss) attributable to UCI Holdco, Inc.	$2,520	$(1,067)	$(1,834)	$(155)

Three Months Ended June 30, 2009 compared with the Three Months Ended June 30, 2008
Net sales. Net sales of $217.4 million in the second quarter of 2009 decreased $11.8 million, or 5.2%, compared to net sales in the second quarter of 2008. In connection with obtaining new business, sales were reduced by $1.1 million in the second quarter of 2009 and $0.8 million in the second quarter of 2008. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers. Sales in the 2008 quarter were also reduced by a $5.8 million loss provision resulting from an unusually high level of warranty returns related to a category of parts. When these parts are subjected to certain conditions, they experience a higher than normal failure rate. We have modified the design of these parts to eliminate this issue.
Excluding the effects of obtaining new business from both quarters and the 2008 $5.8 million warranty loss provision, sales were 7.4% lower in the second quarter of 2009 compared to the second quarter of 2008. Within the aftermarket channel, our retail and traditional channel sales increased approximately 3.9% and approximately 3.6%, respectively, while sales to dealerships in the OES channel decreased approximately 24.8%. The increased sales in the retail and traditional channels reflected the sales growth experienced by our retail and traditional customer base. The decrease in the OES channel resulted from the closure of GM and Chrysler dealerships as part of their reorganization plans and the overall uncertainty surrounding GM and Chrysler. OEM sales, which comprise only 6% of our sales, decreased approximately 29.0% compared to the first quarter of 2008 due to the significant downturn in the automotive and construction industries. We believe that the sales decline in the OEM channel was due primarily to general economic conditions in the United States and a reduction in new vehicles manufactured.
Gross profit. Gross profit, as reported, was $48.3 million for the second quarter of 2009 and $46.7 million for the second quarter of 2008. Both years included special items. Both quarters included the adverse effects of obtaining new business, a $1.1 million cost in the second quarter of 2009 and a $0.8 million cost in the second quarter of 2008. The 2009 and 2008 quarters included $0.1 million and $1.0 million, respectively, of costs related to establishing two new factories in China. The 2009 quarter included $0.3 million of severance expense incurred in connection with cost saving initiatives to reduce headcount. The 2008 quarter was also adversely affected by the $5.8 million warranty provision.

Excluding the adverse effects of these special items, adjusted gross profit decreased to $49.8 million in the second quarter of 2009 from $54.3 million in the second quarter of 2008, and the related gross margin percentage decreased to 22.8% in the second quarter of 2009 from 23.0% in the second quarter of 2008. The 2009 gross margin percentage is based on sales before the effects of obtaining new business, which is discussed in the net sales comparison above. The 2008 gross margin percentage is based on sales before the effects of obtaining new business and before deducting the special $5.8 million warranty loss provision discussed above.
The lower gross profit was primarily due to the lower sales volume in the second quarter of 2009 as compared to the second quarter of 2008 and higher product returns expense (excluding the aforementioned special $5.8 million charge in 2008). Partially offsetting the effects of the lower sales volume and higher product returns was the favorable effect of cost reduction initiatives to align our cost structure with our customers’ spending and current market conditions. The cost reduction initiatives included workforce reductions and other employee cost saving actions, as well as the institution of “zero-based” discretionary spending. Additionally, gross profit for the second quarter of 2009 was favorably impacted by other mitigation efforts, including price increases, to offset the impact of higher commodity and energy costs.
Selling and warehousing expenses. Selling and warehousing expenses were $14.1 million in the second quarter of 2009, $1.9 million lower than the second quarter of 2008. The decrease was the result of lower sales, cost saving initiatives to reduce headcount, and a general containment of discretionary spending. Selling and warehousing expenses were 6.5% of sales in the 2009 quarter and 7.0% in the 2008 quarter.
General and administrative expenses. General and administrative expenses were $11.8 million in the second quarter of 2009, $1.4 million lower than the second quarter of 2008. This reduction was primarily attributable to the fact that the 2009 quarter included $0.3 million of costs incurred in connection with our antitrust litigation compared to $1.5 million in the 2008 quarter (discussed in Note J to the financial statements included in this Form 10-Q). The 2009 quarter benefited from lower salary expense due to headcount reductions. Also, the 2008 quarter included costs associated with establishing two facilities in China, and there was no comparable cost in 2009. These cost reductions were partially offset by $0.9 million of 2009 severance expense.
Restructuring gains (costs), net. See Note B to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $0.6 million lower in the second quarter of 2009 compared to the second quarter of 2008. This decrease is due to lower interest rates in the second quarter of 2009.
Miscellaneous, net. Miscellaneous expense was $0.7 million higher in the second quarter of 2009 compared to the second quarter of 2008. This increase is due to the higher cost of selling our receivables.
Income tax expense. Income tax expense in the second quarter of 2009 was $2.0 million higher than in the second quarter of 2008, due to higher pre-tax income in the 2009 quarter.
Net income. Due to the factors described above, we reported a net income of $2.4 million for the second quarter of 2009 and a net loss of $1.4 million for the second quarter of 2008.
Net income attributable to UCI Holdco, Inc. After deducting losses attributable to a noncontrolling interest, net income attributable to UCI Holdco, Inc. was $2.5 million in the second quarter of 2009 compared to a net loss of $1.1 million in the second quarter of 2008.
Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008
Net sales. Net sales of $437.3 million in the first half of 2009 decreased $21.3 million, or 4.6%, compared to net sales in the first half of 2008. In connection with obtaining new business, sales were reduced by $3.5 million in the first half of 2009 and $1.9 million in the first half of 2008. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers. Sales in 2008 were also reduced by the $5.8 million loss provision resulting from the aforementioned unusually high level of warranty returns related to a category of parts.

Excluding the effects of obtaining new business from both halves and the 2008 $5.8 million warranty loss provision, sales were 5.5% lower in the first half of 2009 compared to the first half of 2008. Within the aftermarket channel, our retail and traditional channel sales increased approximately 4.6% and approximately 3.5%, respectively, while sales to dealerships in the OES channel decreased approximately 18.3%. The increased sales in the retail and traditional channels reflects the sales growth experienced by our retail and traditional customer base. The closure of GM and Chrysler dealerships as part of their reorganization plans and the overall uncertainty surrounding GM and Chrysler resulted in the decreased OES channel sales. OEM sales, which comprise only 6% of our sales, decreased approximately 37.7% compared to the first half of 2008 due to the significant downturn in the automotive industry. We believe that the sales decline was due primarily to general economic conditions in the United States and a reduction in vehicles manufactured.
Gross profit. Gross profit, as reported, was $88.5 million for the first half of 2009 and $97.8 million for the first half of 2008. Both years included special items. Both six month periods included the adverse effects of obtaining new business, a $3.5 million cost in the first half of 2009 and a $1.9 million cost in the first half of 2008. The 2009 and 2008 six month periods included $0.2 million and $2.1 million, respectively, of costs related to establishing two new factories in China. The 2009 six month period included $0.6 million of severance expense incurred in connection with cost saving initiatives to reduce headcount. The 2008 six month period included the adverse affect of the $5.8 million provision for warranty returns.
Excluding the adverse effects of these special items, adjusted gross profit decreased to $92.8 million in the first half of 2009 from $107.6 million in the first half of 2008, and the related gross margin percentage decreased to 21.1% in the first half of 2009 from 23.1% in the first half of 2008. The 2009 gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above. The 2008 gross margin percentage is based on sales before the affects of obtaining new business and before deducting the special $5.8 million warranty loss provision discussed above.
The lower gross profit was primarily due to the lower sales volume in the first half of 2009 as compared to the first half of 2008 and higher product returns expense (excluding the aforementioned special $5.8 million charge in 2008). Partially offsetting the effects of the lower sales volume and higher product returns was the favorable effect of cost reduction initiatives to align our cost structure with our customers’ spending and current market conditions. The cost reduction initiatives included workforce reductions and other employee cost saving actions, as well as the institution of “zero-based” discretionary spending.
Selling and warehousing expenses. Selling and warehousing expenses were $28.4 million in the first half of 2009, $3.1 million lower than the first half of 2008. The reduction was driven by lower sales, cost saving initiatives to reduce headcount and a general containment of discretionary spending. Selling and warehousing expenses were 6.5% of sales in the 2009 quarter and 6.9% in the 2008 quarter.
General and administrative expenses. General and administrative expenses were $25.2 million in the first half of 2009, $1.2 million lower than the first half of 2008. This reduction included the favorable effects of lower salary expense due to headcount reductions and lower bad debt expense due to collection of a receivable that was previously written down. The reduction in 2009 compared to 2008 was also attributable to 2008 costs associated with establishing two factories in China. These cost reductions were partially offset by $1.6 million of 2009 severance expense. The first half of 2009 included $0.8 million of costs incurred in connection with our antitrust litigation compared to $1.5 million in the first half of 2008 (discussed in Note J to the financial statements included in this Form 10-Q).
Restructuring gains (costs), net. See Note B to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $2.4 million lower in the first half of 2009 compared to the first half of 2008. This decrease was due to lower interest rates in the first half of 2009, partially offset by higher average debt levels in the 2009 six month period. Results for the first half of 2008 included $0.1 million of accelerated amortization of deferred financing costs associated with the voluntary prepayments of debt.
Miscellaneous, net. Miscellaneous expense was $1.6 million higher in the first half of 2009 compared to the first half of 2008. This increase was due to the higher cost of selling our receivables.

Income tax expense. Income tax expense in the first half of 2009 was $1.1 million lower than in the first half of 2008, due to lower pre-tax income in the 2009 period.
Net income. Due to the factors described above, we reported a net loss of $2.2 million for the first half of 2009 and $0.5 million for the first half of 2008.
Net income attributable to UCI Holdco, Inc. After deducting losses attributable to a noncontrolling interest, net loss attributable to UCI Holdco, Inc. was $1.8 million in the first half of 2009 compared to net income of $0.2 million in the first half of 2008.
Liquidity and Capital Resources
     Historical Cash Flows
Net cash provided by operating activities. Net cash provided by operating activities for the six months ended June 30, 2009 was $78.1 million. Profits, before deducting depreciation and amortization, non-cash interest on the Holdco Notes of $14.4 million and other non-cash items, generated $30.9 million. A decrease in accounts receivable and inventory resulted in a generation of cash of $12.5 million and $22.4 million, respectively. The decrease in accounts receivable was primarily due to increased factoring of accounts receivable during the six months ended June 30, 2009, partially offset by an increase in sales of $15.4 million in the six months ended June 30, 2009, as compared to the third and fourth quarters of 2008, and the impact of the higher mix of retail and traditional channel sales in relation to OEM / OES channel sales. Accounts receivable dating terms with OEM and OES customers are significantly shorter than retail and traditional customers. As a result of the higher mix of retail and traditional channel sales, gross account receivable days sales outstanding has increased. Factored accounts receivable totaled $135.6 million and $80.1 million at June 30, 2009 and December 31, 2008, respectively. The decrease in inventory was due to (i) focused efforts to reduce inventory investments through improved inventory turns, (ii) higher sales in the three months ended June 30, 2009 over the fourth quarter of 2008 and (iii) reduced material costs resulting from decreases in costs of certain commodities used in our operations experienced in the latter part of 2008 and in the first half of 2009. An increase in accounts payable resulted in a generation of cash of $0.6 million. The increase in accounts payable was due to initiatives with our vendors to reduce our working capital investment levels, which offset reductions in accounts payable related to the significantly lower inventory balances at June 30, 2009 compared to December 31, 2008. Changes in all other assets and liabilities netted to a $11.7 million increase in cash. This amount consisted primarily of timing of payment of employee-related accrued liabilities, including salaries and wages and insurance, and timing of product returns and customer rebates and credits.
Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, including routine expenditures for equipment replacement and efficiency improvements, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the six months ended June 30, 2009 and June 30, 2008 were $7.5 million and $17.3 million, respectively. The 2008 expenditures included $2.8 million for our two new factories in China. The lower capital expenditures in 2009 are the result of capital spending being limited to expenditures necessary to maintain current operations and projects that have short payback periods.
Proceeds from the sale of property, plant and equipment for the six months ended June 30, 2009 and June 30, 2008 were $2.4 million and $0.3 million, respectively. During the six months ended June 30, 2009, our Spanish operation was relocated to a new leased facility in order to accommodate expected growth in the European market resulting in the idling of an owned facility. Proceeds for the six months ended June 30, 2009 primarily related to the sale of this facility in Spain.
During the six months ended June 30, 2009, we posted $9.4 million of cash to collateralize a letter of credit required by our workers compensation insurance carrier. Historically, assets pledged pursuant to the terms of our senior credit facility provided the collateral for the letters of credit. As a result of the revolving credit facility termination, we were required to post $9.4 million of cash to collateralize the letter of credit. This cash is recorded as “Restricted cash” as a component of long-term assets on Holdco’s balance sheet at June 30, 2009. This cash is not available for general operating purposes as long as the letter of credit remains outstanding or alternative collateral is posted.

Net cash used in financing activities. Net cash used in financing activities in the six months ended June 30, 2009 was $19.6 million compared to $19.3 million in the six months ended June 30, 2008.
Borrowings of $6.5 and $1.2 million during the six months ended June 30, 2009 and 2008, respectively, consisted solely of short-term borrowings payable to foreign credit institutions.
During the six months ended June 30, 2009, we repaid the $20.0 million of outstanding borrowings under our revolving credit facility. Additionally, during the six months ended June 30, 2009, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $5.9 million.
During the six months ended June 30, 2008, we used cash on hand to voluntarily repay $10.0 million of our term loan. Additionally, during the six months ended June 30, 2008, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $10.5 million.
Current Debt Capitalization and Scheduled Maturities
At June 30, 2009 and December 31, 2008, Holdco had $90.7 million and $46.7 million of cash, respectively. Outstanding debt was as follows (in millions):

	June 30,	December 31,
	2009	2008
United Components, Inc. short-term borrowings	$5.8	$5.2
UCI revolving credit line borrowings	—	20.0
UCI capitalized leases	1.0	1.2
UCI term loan	190.0	190.0
Holdco floating rate senior PIK notes	309.6	295.1
UCI senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	736.4	741.5
Unamortized debt discount and issuance costs	(7.8)	(8.6)

	$728.6	$732.9

Short-term borrowings are routine short-term borrowings by our foreign operations.
Because of previous prepayments of our term loan, we do not have any required repayments of the senior credit facility term loans until December 2011. The term loan matures in June 2012. UCI’s $230.0 million senior subordinated notes are due in 2013.
The Holdco Notes are due in 2013. Interest on the Holdco Notes will be paid by issuing new notes until December 2011. Therefore, the Holdco Notes will not affect our cash flow through 2011. Thereafter, all interest will be payable in cash. On March 15, 2012, and each quarter thereafter, Holdco is required to redeem for cash a portion of each note required to be redeemed to prevent the Holdco Notes from being treated as an applicable high yield discount obligation. In the schedule below, the $74.6 million of Holdco Notes that were issued in lieu of cash interest through June 30, 2009, have been included in the 2012 debt repayment amount. Depending on the circumstances, a portion of this $74.6 million may be paid after 2012.
Below is a schedule of required future repayments of all debt outstanding on June 30, 2009. The amounts are presented in millions of dollars.

Remainder of 2009	$6.0
2010	0.2
2011	45.2
2012	219.8
2013	465.1
Thereafter	0.1

$736.4

The terms of UCI’s senior credit facility permit UCI to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of August 14, 2009, neither we nor UCI had repurchased any of the senior subordinated notes, although we or UCI may, under appropriate market conditions, do so in the future through cash purchases or exchange offers, in open market, privately negotiated or other transactions. Similarly, we may from time to time seek to repurchase or retire the Holdco Notes. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.
Our significant debt service obligation is an important factor when assessing our liquidity and capital resources. At our June 30, 2009 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $59.6 million. An increase of 0.25 percentage points (25 basis points) on our variable interest rate debt would increase our annual interest cost by $1.3 million.
     Management’s Action Plan and Outlook
Historically, our primary sources of liquidity have been cash on hand, cash flow from operations, accounts receivable factoring arrangements and borrowings under the revolving credit facility that terminated in June 2009.
     Revolving Credit Facility
UCI’s senior credit facility included a $75.0 million revolving credit facility, which terminated in June 2009. Given the current capital markets environment, we believed that it would be difficult to extend our revolver commitment. We conducted an evaluation with respect to extending the facility, analyzing the size of a commitment that could be secured against the total cost of obtaining the commitment, including the related credit facility amendment. We had productive conversations with key lenders in the revolver group and a core group of lenders were committed to extending. However, a number of the existing revolving credit facility lenders had effectively left the revolver market. Based upon our evaluation, we concluded that the size of the potential commitment did not justify the cost and, accordingly, the revolving credit facility was terminated.
At December 31, 2008, UCI’s revolving credit facility borrowings were $20.0 million, all of which were repaid during the six months ended June 30, 2009. Additionally, $9.4 million of revolving credit facility capacity was used to support an outstanding letter of credit related to our workers compensation insurance liabilities. Historically, the assets pledged pursuant to the terms of the senior credit facility provided the collateral for the letter of credit. As a result of the revolving credit facility termination, we were required to post $9.4 million of cash to collateralize the letter of credit. This cash is recorded as “Restricted cash” as a component of long-term assets on Holdco’s balance sheet at June 30, 2009. This cash is not available for general business purposes as long as the letter of credit remains outstanding or until alternative collateral is posted.
     Accounts Receivable Factoring
Factoring of customer trade accounts receivable is a significant part of our liquidity. Subject to certain limitations, UCI’s senior credit facility agreement permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements. At June 30, 2009, we had factoring relationships with seven banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all.
UCI sold approximately $122.8 million and $117.5 million of receivables during the six months ended June 30, 2009 and 2008, respectively. If receivables had not been factored, $135.6 million and $80.1 million of additional receivables would have been outstanding at June 30, 2009 and December 31, 2008, respectively. If we had not factored these receivables, we would have had to finance these receivables in some other way, including borrowings and reducing cash on hand.

     Short-Term Liquidity Outlook
As a result of the termination of the revolving credit facility, our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund capital expenditures will depend on our ability to generate cash from operations and from factoring arrangements as discussed previously. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
In addition to the increased level of factoring previously discussed, we have implemented a number of measures to improve the level of cash generated by our operations in order to increase our liquidity. Specific actions taken include activities to align our cost structure with our customers’ spending and current market conditions. These restructuring activities include:
•	Employment cost savings — We have implemented hourly and salaried workforce reductions across all overhead and selling, general and administrative cost centers to align staffing levels with current business levels. At June 30, 2009, we had approximately 4,400 employees as compared to approximately 4,900 at December 31, 2008. Additionally, we have implemented wage freezes, suspended certain matching contributions to defined contribution and profit sharing plans and other cost reduction activities.
•	Additional cost savings — We have critically evaluated overall overhead and selling, general and administrative discretionary spending and have instituted “zero-based” discretionary spending, requiring additional approvals for all such spending across the Company.
2007 and 2008 capital spending levels were higher than 2009 estimated spending levels. Spending levels in 2007 and 2008 included $5.3 million for our two new facilities in China which are substantially complete, as well as funds to support other strategic initiatives. As part of our plans to conserve cash, 2009 capital spending will be limited to expenditures necessary to maintain current operations and projects that have short payback periods. 2009 capital expenditures are expected to be in the range of $15 million to $20 million.
Additionally, we have implemented initiatives to reduce our investment in working capital. These reductions are expected to be achieved through focus on inventory reductions and initiatives related to accounts payable.
Based on our forecasts, we believe that cash flow from operations and available cash will be adequate to service debt, meet liquidity needs, and fund necessary capital expenditures for the next twelve months.
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
If Holdco is unable to obtain adequate funds from UCI, it may not be able to pay cash interest or principal on the Holdco Notes when due. The terms of UCI’s term loan and senior subordinated notes significantly restrict UCI from paying dividends and otherwise transferring assets to Holdco. Therefore, we currently anticipate that in order to pay the principal amount of the Holdco Notes, we will be required to adopt one or more alternatives, such as refinancing all or a portion of Holdco’s and UCI’s indebtedness. In the future, we may also need to refinance all or a portion of the principal amount of UCI’s senior subordinated notes and/or senior credit facility borrowings on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.
          Covenant Compliance
UCI’s senior credit facility requires us to maintain certain financial covenants and require mandatory prepayments under certain events as defined in the agreement. Also, the facility includes certain negative covenants restricting or limiting our ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter our business. In addition, the senior credit facility contains the following financial covenants: a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants are calculated on a trailing four consecutive quarters basis. As of June 30, 2009, UCI was in compliance with all of these covenants.
UCI’s covenant compliance levels and actual ratios for the quarter ended June 30, 2009 are as follows:

	Covenant	Actual
	Compliance Level	Ratio
Minimum Adjusted EBITDA to interest expense ratio	2.65x	3.32x
Maximum total debt to Adjusted EBITDA ratio	4.50x	4.12x
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
A breach of covenants in UCI’s senior credit facility that is tied to ratios based on Adjusted EBITDA could result in a default under the facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under UCI’s senior subordinated notes and Holdco’s floating rate senior PIK notes.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA. The amounts are based on United Components, Inc.’s income statement on a United Components, Inc. stand-alone basis. The amounts are in millions of dollars.

		Trailing Four
	Six Months	Quarters
	ended	ended
	June 30, 2009	June 30, 2009
Net income attributable to United Components, Inc.	$9.1	$8.2
Interest, net of noncontrolling interest	15.8	32.5
Income tax expense, net of noncontrolling interest	5.5	6.8
Depreciation, net of noncontrolling interest	14.2	28.0
Amortization	4.3	8.8

EBITDA	48.9	84.3
Special items:
Restructuring (gains) costs, net	(0.4)	1.5
Reduction in force severance	2.2	2.6
Establishment of new facilities in China	0.5	1.4
Cost to defend antitrust litigation	0.8	3.3
Trademark impairment loss	—	0.5
One-time warranty expense	—	0.9
New business changeover costs and sales commitment costs	3.5	6.6
Non-cash charges (stock options expense)	0.2	0.6
Management fee	1.0	2.0

Adjusted EBITDA	$56.7	$103.7

CONTINGENCIES
Environmental
Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. Holdco has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The trial to this litigation was concluded in the second quarter of 2009, although it is uncertain when a decision will be rendered. The second site is a previously owned site in Solano County, California, where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.7 million accrued at June 30, 2009 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters and in the outcome of litigation, such as the New Jersey litigation, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
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
Antitrust Litigation
UCI is subject to litigation and investigation related to pricing of aftermarket oil, air, fuel and transmission filters, as described in “Part II, Item 1. Legal Proceedings” in this Form 10-Q.

UCI intends to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts, other than ongoing defense costs, have been recorded in the financial statements for these matters.
Value-added Tax Receivable
Holdco’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.5 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and Holdco has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.
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
RECENT ACCOUNTING PRONOUNCEMENTS, NOT YET ADOPTED
In December 2008, the FASB issued FSP FAS 132R-1, “Employer Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132R-1 was issued to provide guidance on an employer’s disclosures about plan assets of defined benefit pension or other funded postretirement plans. The objective of these disclosures is to provide users of financial statements with an understanding of: (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. This statement is effective for annual statements for fiscal years ending after December 15, 2009. Adoption of FSP FAS 132R-1 by Holdco for the year ended December 31, 2009 will result in expanded disclosures in the notes to the financial statements regarding pension plan assets.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). (Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.) SFAS No. 168 is effective for financial statements issued for periods ending after September 15, 2009. Adoption of SFAS No. 168 will not have a material impact on Holdco’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period, except for our Chinese subsidiaries, where cost of sales is translated primarily at historical exchange rates. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In 2008, approximately 8% of our net sales were made by our foreign subsidiaries. Their combined net income was not material. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.
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
Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. In 2009, we expect to source approximately $70 million of components from China. The currency exchange rate from Chinese yuan to U.S. dollars has remained stable since June 30, 2008, in large part due to the economic policies of the Chinese government. However, the Chinese government has reduced its influence over the currency exchange rate, and let market conditions control to a greater extent. As a result, during the period from December 31, 2007 through June 30, 2008, the Chinese yuan strengthened against the U.S. dollar by approximately 6%. Since June 30, 2008, the relationship of the U.S. dollar to the Chinese yuan has remained stable.
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
Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. In the second quarter of 2009, the U.S. dollar weakened against the Mexican peso by approximately 9%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States. These higher prices translate into higher cost of sales for our Mexican operations. We are attempting to obtain corresponding price increases from our customers served by our Mexican operations, but the weakness in the Mexican economy has limited the ability to entirely offset the higher cost of sales.
We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of June 30, 2009, we had no foreign currency contracts outstanding. We do not engage in speculative activities.

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
Holdco maintains disclosure controls and procedures that are designed to provide reasonable assurance to Holdco’s management and board of directors regarding the preparation and fair presentation of published financial statements. As required by Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of Holdco’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
The following are changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended June 30, 2009, management implemented changes to our internal control over financial reporting to remediate material weaknesses relating to the accounting and closing process for inventory at one of our manufacturing operations, pursuant to which, as previously reported, our controls were not effective to (i) properly account for product returns, (ii) provide for timely review and correction of batch posting errors and (iii) account for the elimination of intercompany profit in inventory in accordance with U.S. Generally Accepted Accounting Principles. The failure of these controls to operate as designed during the three months ended March 31, 2009 resulted in (i) the failure to accrue for unprocessed product returns from customers in the proper period, (ii) one day of cost of goods sold entries not being posted timely and (iii) not deferring the appropriate amount of intercompany profit on inventory until final sale of the product. These control deficiencies were identified and the resulting errors were corrected prior to the finalization of the Company’s financial results for the three months ended March 31, 2009.
The remedial actions taken by us in the second quarter involved: (a) implementing an additional review of the report for undetected batch errors prior to the posting of journal entry batches, (b) creating a new system report identifying batches remaining unprocessed at any point in time, which report is then reviewed weekly and monthly and (c) implementing more detailed written procedures for determining when intercompany profit exists and should be deferred.
Other than as described above, there were no changes in Holdco’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 14, 2009, the Company announced that Mark Blaufuss, 41, had been appointed as Chief Financial Officer and a director, replacing Dan Johnston effective September 8, 2009. The Company had previously reported that Mr. Johnston would resign from those positions as of September 30, 2009; that date will now be September 8, 2009. Mr. Blaufuss has been the Chief Financial Officer of AxleTech International, a global planetary axle manufacturer, since 2007. From 2004 to 2007, he was a director at AlixPartners, LLC, an international consulting firm.

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

UCI HOLDCO, INC.
Date: August 14, 2009	By:	/s/ DANIEL J. JOHNSTON
		Name:	Daniel J. Johnston
		Title:	Chief Financial Officer and Authorized Representative