Form 10-Q
period 2009-09-30
UCI Holdco, Inc.
filed 2009-11-13
CIK 1414937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 2,860,560 shares of its $0.01 par value common stock outstanding as of November 13, 2009, 225,660 of which were held by non-affiliates.

UCI Holdco, Inc.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
UCI Holdco, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$115,084	$46,655
Accounts receivable, net	271,209	261,624
Inventories, net	128,312	159,444
Deferred tax assets	28,054	30,378
Other current assets	21,285	19,452

Total current assets	563,944	517,553

Property, plant and equipment, net	154,938	167,906
Goodwill	241,461	241,461
Other intangible assets, net	68,516	74,606
Deferred financing costs, net	3,409	4,307
Restricted cash	9,400	—
Other long-term assets	6,028	1,823

Total assets	$1,047,696	$1,007,656

Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$105,800	$104,416
Short-term borrowings	6,111	25,199
Current maturities of long-term debt	262	422
Accrued expenses and other current liabilities	111,635	88,983

Total current liabilities	223,808	219,020

Long-term debt, less current maturities	729,995	707,264
Pension and other postretirement liabilities	74,970	79,832
Deferred tax liabilities	6,756	4,000
Other long-term liabilities	7,970	2,540

Total liabilities	1,043,499	1,012,656

Contingencies — Note J

Shareholders’ equity (deficit)
UCI Holdco, Inc. shareholders’ equity (deficit)
Common stock	29	29
Additional paid in capital	279,367	279,141
Retained deficit	(240,723)	(247,060)
Accumulated other comprehensive loss	(36,455)	(39,600)

Total UCI Holdco, Inc. shareholders’ equity (deficit)	2,218	(7,490)
Noncontrolling interest	1,979	2,490

Total shareholders’ equity (deficit)	4,197	(5,000)

Total liabilities and shareholders’ equity (deficit)	$1,047,696	$1,007,656

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Net sales	$228,913	$218,136	$666,197	$676,695
Cost of sales	173,099	170,621	521,847	531,430

Gross profit	55,814	47,515	144,350	145,265
Operating expense
Selling and warehousing	(14,051)	(15,679)	(42,435)	(47,210)
General and administrative	(11,106)	(13,038)	(36,277)	(39,445)
Amortization of acquired intangible assets	(1,398)	(1,545)	(4,359)	(4,802)
Restructuring costs, net (Note B)	(394)	(196)	(1)	(684)

Operating income	28,865	17,057	61,278	53,124
Other expense
Interest expense, net	(14,733)	(15,895)	(45,680)	(49,277)
Management fee expense	(500)	(500)	(1,500)	(1,500)
Miscellaneous, net	(1,011)	(920)	(4,165)	(2,429)

Income (loss) before income taxes	12,621	(258)	9,933	(82)
Income tax expense	(4,582)	(465)	(4,107)	(1,116)

Net income (loss)	8,039	(723)	5,826	(1,198)
Less: Loss attributable to noncontrolling interest	(132)	(239)	(511)	(559)

Net income (loss) attributable to UCI Holdco, Inc.	$8,171	$(484)	$6,337	$(639)

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income attributable to UCI Holdco, Inc.	$6,337	$(639)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	27,994	27,397
Amortization of deferred financing costs and debt discount	2,205	2,332
Non-cash interest expense on Holdco Notes	21,575	22,510
Deferred income taxes	3,475	207
Other non-cash, net	(606)	270
Changes in operating assets and liabilities:
Accounts receivable	(9,179)	(8,649)
Inventories	31,587	(26,710)
Other current assets	(1,765)	12,297
Accounts payable	1,128	1,022
Accrued expenses and other current liabilities	22,534	(3,718)
Other long-term assets	711	118
Other long-term liabilities	(409)	(324)

Net cash provided by operating activities	105,587	26,113

Cash flows from investing activities
Capital expenditures	(10,893)	(25,977)
Proceeds from sale of property, plant and equipment	2,483	366
Increase in restricted cash	(9,400)	—

Net cash used in investing activities	(17,810)	(25,611)

Cash flows from financing activities
Issuances of debt	9,728	22,798
Debt repayments	(29,142)	(21,718)
Proceeds from exercise of stock options	8	146

Net cash (used in) provided by financing activities	(19,406)	1,226

Effect of currency exchange rate changes on cash	58	68

Net increase in cash and cash equivalents	68,429	1,796

Cash and cash equivalents at beginning of year	46,655	42,025

Cash and cash equivalents at end of period	$115,084	$43,821

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (unaudited)
(in thousands)

	UCI Holdco, Inc. Shareholders’ Deficit
				Accumulated
		Additional		Other		Total
	Common	Paid In	Retained	Comprehensive	Noncontrolling	Shareholders’	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)	Income (Loss)
Balance at January 1, 2008	$28	$278,306	$(235,452)	$6,762	$3,308	$52,952
Recognition of stock based compensation expense		687				687
Exercise of stock options	1	145				146
Tax effect of exercise of stock options		(144)				(144)
Comprehensive income (loss)
Net loss			(639)		(559)	(1,198)	$(1,198)
Other comprehensive income (loss)
Interest rate swaps (after $3 of income taxes)				4		4	4
Foreign currency adjustment (after $(104) of income taxes)				(322)		(322)	(322)

Total comprehensive loss							$(1,516)

Balance at September 30, 2008	$29	$278,994	$(236,091)	$6,444	$2,749	$52,125

Balance at January 1, 2009	$29	$279,141	$(247,060)	$(39,600)	$2,490	$(5,000)
Recognition of stock based compensation expense		218				218
Exercise of stock options		8				8
Comprehensive income
Net income (loss)			6,337		(511)	5,826	$5,826
Other comprehensive income
Foreign currency adjustment (after $96 of income taxes)				711		711	711
Pension liability (after $1,505 of income taxes)				2,434		2,434	2,434

Total comprehensive income							$8,971

Balance at September 30, 2009	$29	$279,367	$(240,723)	$(36,455)	$1,979	$4,197

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
UCI Holdco, Inc. was incorporated on March 8, 2006 as a holding company for UCI Acquisition Holdings, Inc. (“UCI Acquisition”) and United Components, Inc. UCI Holdco, Inc. owns all of the common stock of United Components, Inc. through its wholly-owned subsidiary UCI Acquisition. UCI Holdco, Inc., UCI Acquisition and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). At September 30, 2009, affiliates of The Carlyle Group owned 90.9% of UCI Holdco, Inc.’s common stock, and the remainder was owned by certain current and former members of UCI Holdco, Inc.’s senior management and board of directors. The senior management and board of directors of UCI Holdco, Inc. are also the senior management and board of directors of United Components, Inc.
All operations of UCI Holdco, Inc. are conducted by United Components, Inc. United Components, Inc. operates in one business segment through its subsidiaries. United Components, Inc. manufactures and distributes vehicle parts, primarily servicing the vehicle replacement parts market in North America and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of UCI Holdco, Inc., its wholly-owned subsidiaries and a 51% owned joint venture. All significant intercompany accounts and transactions have been eliminated. In these notes to the financial statements, the term “Holdco” refers to UCI Holdco, Inc. and its subsidiaries as well as UCI Acquisition and its subsidiaries prior to the formation of UCI Holdco, Inc. The term “UCI” refers to United Components, Inc. and its subsidiaries. “United Components” refers to United Components, Inc. without is subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The December 31, 2008 consolidated balance sheet has been derived from the audited financial statements included in Holdco’s annual report on Form 10-K for the year ended December 31, 2008. The financial statements at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of Holdco, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
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
Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE B — RESTRUCTURING COSTS
2009 Capacity Consolidation and European Realignment Actions
To further align Holdco’s cost structure with customers’ spending and current market conditions, Holdco implemented restructuring plans in 2009. The restructuring plans target excess assembly and aluminum casting capacity and restructuring costs of the plan include workforce reductions, facility closures, consolidations and realignments. During the nine months ended September 30, 2009, Holdco recorded asset write-offs of $1.0 million associated with this capacity consolidation, recognized a gain of $1.5 million on the sale of a facility and incurred other costs of $0.2 million.
Costs of Previously Closed Water Pump Facility
In the three and nine months ended September 30, 2009, Holdco incurred $0.1 million and $0.3 million, respectively, of costs for the maintenance and security of the land and building related to a previously closed water pump facility. In the three and nine months ended September 30, 2008, these costs were $0.2 million and $0.5 million, respectively. This land and building is held for sale. In the first quarter of 2008, Holdco also incurred $0.2 million of pension termination expense related to the closure of the facility.
NOTE C — SALES OF RECEIVABLES
Holdco has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. Holdco enters into these agreements at its discretion as part of its overall cash management activities. Pursuant to these agreements, Holdco sold $42.6 million and $40.5 million of receivables during the three months ended September 30, 2009 and 2008, respectively, and $165.4 million and $158.0 million for the nine months ended September 30, 2009 and 2008, respectively.
If receivables had not been sold, $134.6 million and $80.1 million of additional receivables would have been outstanding at September 30, 2009 and December 31, 2008, respectively. Holdco retained no rights or interest, and has no obligations, with respect to the sold receivables. Holdco does not service these receivables after they are sold.
The sales of receivables were accounted for as a sale and were removed from the balance sheet at the time of the sales. The costs of the sales were discounts to the purchase price deducted by the factoring companies. These costs were $1.0 million and $0.9 million in the three months ended September 30, 2009 and 2008, respectively, and $4.2 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively. These costs are recorded in the statements of operations in “Miscellaneous, net.”
NOTE D — INVENTORIES
The components of inventory are as follows (in millions):

	September 30,	December 31,
	2009	2008
Raw materials	$44.6	$55.3
Work in process	26.0	34.6
Finished products	74.3	84.4
Valuation reserves	(16.6)	(14.9)

	$128.3	$159.4

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE E — RESTRICTED CASH
In June 2009, Holdco posted $9.4 million of cash to collateralize a letter of credit required by Holdco’s workers compensation insurance carrier. Historically, assets pledged pursuant to the terms of UCI’s senior credit facility provided the collateral for the letters of credit. As a result of the termination of UCI’s revolving credit facility (see further discussion in Note I), these assets were no longer allowed to be pledged for this purpose and, accordingly, Holdco was required to post the cash as collateral. This cash is recorded as “Restricted cash” and is a component of long-term assets on Holdco’s balance sheet at September 30, 2009. This cash is not available for general operating purposes as long as the letter of credit remains outstanding or until alternative collateral is posted.
NOTE F — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
“Accrued expenses and other current liabilities” consists of the following (in millions):

	September 30,	December 31,
	2009	2008
Salaries and wages	$4.4	$2.7
Bonuses and profit sharing	6.6	3.5
Vacation pay	4.5	4.4
Product returns	36.5	32.0
Rebates, credits and discounts due customers	14.8	10.8
Insurance	12.3	11.5
Taxes payable	8.2	5.6
Interest	8.3	3.3
Other	16.0	15.2

	$111.6	$89.0

NOTE G — PRODUCT RETURNS LIABILITY
The liability for product returns is included in “Accrued expenses and other current liabilities.” This liability includes accruals for estimated parts to be returned under warranty and for parts to be returned because of customer excess quantities. Holdco provides warranties for its products’ performance. Warranty periods vary by category of part. In addition to returns under warranty, Holdco allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, these returns are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. While Holdco does not have a contractual obligation to accept excess quantity returns from all customers, common practice for Holdco and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from Holdco and change to another vendor, it is industry practice for the new vendor, and not Holdco, to accept any inventory returns resulting from the vendor change and any subsequent inventory returns. Holdco routinely monitors returns data and adjusts estimates based on this data.
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
Changes in Holdco’s product returns accrual were as follows (in millions):

	Nine Months ended September 30,
	2009	2008
Beginning of year	$32.0	$28.1
Cost of unsalvageable parts	(37.6)	(39.4)
Additional reductions to sales	42.1	40.9

End of period	$36.5	$29.6

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE H — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Service cost	$1.1	$1.2	$3.4	$3.8
Interest cost	3.3	3.3	9.8	9.7
Expected return on plan assets	(3.6)	(3.7)	(10.9)	(11.1)
Amortization of prior service cost and unrecognized loss	0.1	—	0.4	0.1
Curtailment loss	—	—	0.2	—
Special termination benefits	—	—	—	0.2

	$0.9	$0.8	$2.9	$2.7

In the nine months ended September 30, 2009, Holdco recorded $0.2 million of curtailment losses related to headcount reductions as part of specific actions taken to align Holdco’s cost structure with current market conditions. In the nine months ended September 30, 2008, Holdco recorded $0.2 million of expense for special pension benefits for employees terminated as a result of the closure of a former water pump manufacturing facility.
In connection with the determination of the aforementioned curtailment losses, actuarial valuations were prepared as of June 30, 2009 for the affected post employment plans. In accordance with these valuations, the following changes were recorded in the September 30, 2009 balance sheet: (i) long-term “pension and other post retirement liabilities” was decreased by $3.8 million; (ii) “deferred tax liabilities” was increased by $1.5 million; and (iii) “accumulated other comprehensive loss” was reduced by $2.3 million.
NOTE I — DEBT
Holdco’s debt is summarized as follows (in millions):

	September 30,	December 31,
	2009	2008
UCI short-term borrowings	$6.1	$5.2
UCI revolving credit line borrowings	—	20.0
UCI capital lease obligations	1.0	1.2
UCI term loan	190.0	190.0
Holdco floating rate senior PIK notes	316.7	295.1
UCI senior subordinated notes	230.0	230.0
Unamortized debt discount and debt issuance costs	(7.4)	(8.6)

	736.4	732.9
Less:
UCI short-term borrowings	6.1	5.2
UCI revolving credit line borrowings	—	20.0
UCI current maturities	0.3	0.4

Long-term debt	$730.0	$707.3

UCI’s senior credit facility — The senior credit facility includes a term loan and included a revolving credit facility which terminated in June 2009.
     UCI’s term loan
In the three month period ended March 31, 2008, UCI used cash on hand to voluntarily repay $10.0 million of its term loan. As a result of this voluntary early repayment, UCI recorded $0.1 million of accelerated write-offs of deferred financing costs. This cost is included in “Interest expense, net” in the statements of operations. Because of previous early payments of the term loan, there are no scheduled repayments due until December 2011. The term loan matures in June 2012.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
While there are no scheduled repayments until December 2011, UCI’s senior credit facility does require mandatory prepayments of the term loan when UCI generates Excess Cash Flow as defined in the senior credit facility. Based upon current cash flow forecasts, UCI expects to generate Excess Cash Flow in the year ending December 31, 2009 resulting in a mandatory prepayment in the range of $10.0 to $20.0 million, payable within 95 days of December 31, 2009.
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
At December 31, 2008, revolving credit facility borrowings were $20.0 million, all of which were repaid during the six months ended June 30, 2009. Additionally, $9.4 million of revolving credit facility capacity was used to support an outstanding letter of credit related to workers compensation insurance liabilities. Historically, the assets pledged pursuant to the terms of the senior credit facility provided the collateral for the letter of credit. As a result of the revolving credit facility termination, UCI was required to post $9.4 million of cash to collateralize the letter of credit. (See further discussion in Note E.)
     Covenants and other provisions
The senior credit facility requires UCI to maintain certain financial covenants and requires mandatory prepayments upon the occurrence of certain events as defined in the agreement. Also, the facility includes certain negative covenants restricting or limiting UCI’s ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make certain capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter UCI’s business. UCI is in compliance with all of these covenants and is not currently required to make any mandatory prepayments.
Holdco’s floating rate senior PIK notes — The Holdco Notes are due in 2013. Interest on the Holdco Notes will be paid by issuing new notes until December 2011. Therefore, the Holdco Notes will not affect Holdco’s cash flow through 2011. Thereafter, all interest will be payable in cash. On March 15, 2012, and each quarter thereafter, Holdco is required to redeem for cash a portion of each note required to be redeemed to prevent the Holdco Notes from being treated as an applicable high yield discount obligation.
The Holdco Notes are unsecured and will rank pari passu with any future senior indebtedness of Holdco and will rank senior to any future subordinated indebtedness of Holdco. The Holdco Notes are effectively subordinated to future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The Holdco Notes are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries (other than indebtedness or other liabilities owed to UCI Holdco, Inc., excluding its subsidiaries).
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
UCI’s short-term borrowings — At September 30, 2009, short-term borrowings included $0.4 million of a Spanish subsidiary’s notes payable and $5.7 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2008, short-term borrowings included $2.3 million of a Spanish subsidiary’s notes payable and $2.9 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. The Chinese subsidiaries’ notes payable are secured by receivables.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE J — CONTINGENCIES
Insurance Reserves
Holdco purchases insurance policies for workers’ compensation, automobile and product and general liability. These policies include high deductibles for which Holdco is responsible. These deductibles are estimated and recorded as expenses in the period incurred. Estimates of these expenses are updated each quarter and are adjusted accordingly. These estimates are subject to substantial uncertainty because of several factors that are difficult to predict, including actual claims experience, regulatory changes, litigation trends and changes in inflation. Estimated unpaid losses for which Holdco is responsible are included in the balance sheet in “Accrued expenses and other current liabilities.”
Environmental
Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey (the “New Jersey Site”), where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. Holdco has moved for reconsideration of the judgment but, while that motion is pending, Holdco is analyzing what further investigation and remediation, if any, may be required at the New Jersey Site. The second site is a previously owned site in Solano County, California (the “California Site”), where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of the environmental matters related to the New Jersey Site and the California Site will not exceed the $1.7 million accrued at September 30, 2009 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
In addition to the two matters discussed above, Holdco has been named as a potentially responsible party at a site in Calvert City, Kentucky (the “Kentucky Site”). Holdco estimates settlement costs at $0.1 million for this site. Also, Holdco is involved in regulated remediation at two of its manufacturing sites (the “Manufacturing Sites”). The combined cost of the remediation at such Manufacturing Sites is $0.5 million. Holdco anticipates that the majority of the $0.6 million reserved for settlement and remediation costs will be spent in the next year. To date, the expenditures related to the Kentucky Site and the Manufacturing Sites have been immaterial.
Antitrust Litigation
As of April 21, 2009, United Components and its wholly-owned subsidiary, Champion Laboratories, Inc. (“Champion”), were named as two of multiple defendants in 23 complaints originally filed in the District of Connecticut, the District of New Jersey, the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. Eight of the complaints also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not United Components was also named as a defendant in 13 virtually identical actions originally filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.
United Components and Champion were also named as two of multiple defendants in 17 similar complaints originally filed in the District of Connecticut, the Northern District of California, the Northern District of Illinois and the Southern District of New York by plaintiffs who claim to be indirect purchasers of aftermarket filters. Two of these complaints also named The Carlyle Group as a defendant, but the plaintiffs in

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
both of those actions voluntarily dismissed Carlyle without prejudice. Champion, but not United Components, was also named in 3 similar actions originally filed in the Eastern District of Tennessee, the Northern District of Illinois and the Southern District of California. These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of three complaints which each allege a class period from January 1, 2002 to the present, and one complaint which alleges a class period from the “earliest legal permissible date” to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.
On August 18, 2008, the Judicial Panel on Multidistrict Litigation (“JPML”) issued an order transferring the U.S. direct and indirect purchaser aftermarket filters cases to the Northern District of Illinois for coordinated and consolidated pre-trial proceedings before the Honorable Robert W. Gettleman pursuant to 28 U.S.C. § 1407. On November 26, 2008, all of the direct purchaser plaintiffs filed a Consolidated Amended Complaint. This complaint names Champion as one of multiple defendants, but it does not name United Components. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act. The direct purchaser plaintiffs seek damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees. On February 2, 2009, Champion filed its answer to the direct purchasers’ Consolidated Amended Complaint.
On December 1, 2008, all of the indirect purchaser plaintiffs, except Gasoline and Automotive Service Dealers of America (“GASDA”), filed a Consolidated Indirect Purchaser Complaint. This complaint names Champion as one of multiple defendants, but it does not name United Components. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law. The indirect purchaser plaintiffs seek damages, including statutory treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.
On February 2, 2009, Champion and the other defendants jointly filed a motion to dismiss the Consolidated Indirect Purchaser Complaint. On that same date, Champion, United Components and the other defendants jointly filed a motion to dismiss the GASDA complaint. On April 13, 2009, GASDA voluntarily dismissed United Components from its case without prejudice. On November 5, 2009, the U.S. District Court for the Northern District of Illinois (the “Illinois District Court”) granted the motion to dismiss the GASDA complaint. Also on November 5, 2009, the Illinois District Court denied in part and granted in part the motion to dismiss the Consolidated Indirect Purchaser Complaint. In particular, the Illinois District Court granted the defendants’ motion to dismiss Count II – the indirect purchaser plaintiffs’ nationwide claim for unjust enrichment – limited the damages periods for claims based on the antitrust laws of Nebraska, New Hampshire, Utah and Wyoming and granted the defendants’ motion to dismiss the indirect purchaser plaintiffs’ consumer protection law claims under the laws of Kansas, Maine, West Virginia, Wisconsin, New York and Rhode Island. Champion and the other defendants must file their answer to the remaining claims in the Consolidated Indirect Purchaser Complaint by December 28, 2009 and the Illinois District Court scheduled a status conference for January 13, 2010.
On January 12, 2009, Champion, but not United Components, was named as one of ten defendants in a related action filed in the Superior Court of California, for the County of Los Angeles on behalf of a purported class of direct and indirect purchasers of aftermarket filters. On March 5, 2009, one of the defendants filed a notice of removal to the U.S. District Court for the Central District of California, and then subsequently requested that the JPML transfer this case to the Northern District of Illinois for coordinated pre-trial proceedings.
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
Champion, but not United Components, was also named as one of 14 defendants in a class action filed on May 21, 2008, in Ontario, Canada. This action alleges civil conspiracy, intentional interference with economic interests, and conspiracy violations under the Canadian Competition Act related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the 14 defendants in the amount of $150 million in general damages and $15 million in punitive damages. The plaintiff is also seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Value-added Tax Receivable
Holdco’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.5 million from the Mexican Department of Finance and Public Credit, which are included in the balance sheet in “Other current assets”. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and Holdco has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.
Patent Litigation
Champion is a defendant in litigation with Parker-Hannifin Corporation pursuant to which Parker-Hannifin claims that certain of Champion’s products infringe a Parker-Hannifin patent. Champion has denied that it infringes the patent, and has moved for summary judgment on the grounds that the patent is invalid and that Champion does not infringe. The motion has not been decided by the court, and trial has been scheduled for November 2009. Champion is vigorously defending this matter, however there can be no assurance with respect to the outcome of litigation. No amounts, other than ongoing defense costs, have been recorded in the financial statements for this matter.
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

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE K — GEOGRAPHIC INFORMATION
Holdco had the following net sales by country (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
United States	$196.1	$183.5	$571.7	$566.6
Mexico	6.0	6.1	18.3	22.6
Canada	7.3	7.3	21.1	23.2
United Kingdom	2.8	2.7	8.1	10.2
France	1.6	2.0	5.9	7.8
Venezuela	0.1	2.0	1.7	3.5
Germany	1.6	1.4	3.9	4.2
Spain	1.2	1.2	3.1	3.5
Other	12.2	11.9	32.4	35.1

	$228.9	$218.1	$666.2	$676.7

Net long-lived assets by country are as follows (in millions):

	September 30,	December 31,
	2009	2008
United States	$200.1	$203.2
China	30.4	33.2
Mexico	8.7	9.9
Spain	3.0	2.3
France	0.1	—
Goodwill	241.5	241.5

	$483.8	$490.1

NOTE L — OTHER INFORMATION
At September 30, 2009, 5,000,000 shares of common stock were authorized, and 2,860,560 were issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments (receipts) for interest and income taxes (net of refunds) are as follows (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Interest	$1.6	$2.7	$16.9	$20.2
Income taxes (net of refunds)	0.4	(2.0)	1.4	(3.1)
In the second quarter of 2009, Holdco obtained exclusive customer contracts that provide for the incurrence of up-front costs and additional amounts during the remainder of the contracts. The aggregate up-front costs and additional amounts of approximately $6.4 million were capitalized and are being amortized over the life of the contracts as a reduction to sales. A corresponding amount was recorded as a liability that is being relieved as the amounts are funded. $4.3 million of the commitment to be amortized beyond one year is recorded as a component of “Other long-term assets” and $4.6 million of the commitment to be funded beyond one year is recorded as a component of “Other long-term liabilities” at September 30, 2009.
NOTE M — ADOPTION OF RECENTLY ISSUED ACCOUNTING GUIDANCE
On September 30, 2009, Holdco adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of accounting principles generally accepted in the United States of America (GAAP). These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on Holdco’s financial statements.
     Business Combinations and Consolidation Accounting
On January 1, 2009, Holdco adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be measured at fair value and a gain or loss to be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on Holdco’s financial statements. The presentation and disclosure requirements of these changes were applied retrospectively.
On January 1, 2009, Holdco adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes will depend on the occurrence of future acquisitions, if any, by Holdco.
Effective January 1, 2009, Holdco adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination to be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies to be based on a systematic and rational method depending on their nature and contingent consideration arrangements to be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of these changes will depend on the occurrence of future acquisitions, if any, by Holdco.
     Fair Value Accounting
On January 1, 2009, Holdco adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on Holdco’s financial statements. These

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.
On June 30, 2009, Holdco adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on Holdco’s financial statements.
On June 30, 2009, Holdco adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures (see Note O), the adoption of these changes had no impact on Holdco’s financial statements.
     Other
On June 30, 2009, Holdco adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. As part of the preparation of these financial statements, management has evaluated events and transactions that occurred up to the filing date of this Form 10-Q.
On January 1, 2009, Holdco adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on Holdco’s financial statements.
On January 1, 2009, Holdco adopted changes issued by the FASB to disclosures by public entities about transfers of financial assets and interests in variable interest entities. The changes require additional disclosures about transfers of financial assets. The required disclosures are intended to provide more transparency to financial statement users about a transferor’s continuing interest involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. Holdco has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. However, Holdco retains no rights or interest, and has no obligations, with respect to the sold receivables. Furthermore, Holdco does not service the receivables after the sales. Because of the terms of Holdco’s sales of receivables, the adoption of the changes did not have an effect on Holdco’s financial statements.
On January 1, 2009, Holdco adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Because of Holdco’s insignificant, if any, use of derivatives,

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
adoption of these changes did not have an effect on Holdco’s financial statements.
NOTE N — RECENTLY ISSUED ACCOUNTING GUIDANCE, NOT YET ADOPTED
In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. These changes become effective for Holdco on December 31, 2009. As these changes only require enhanced disclosures, management has determined that the adoption of these changes will not have an impact on Holdco’s financial statements.
NOTE O — FAIR VALUE ACCOUNTING
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
Long-term debt — The fair market value of the $190 million of UCI’s term loan borrowings under the senior credit facility at September 30, 2009 and December 31, 2008 was $175.8 million and $131.1 million, respectively. The estimated fair value of the term loan is based on information provided by an independent third party who participates in the trading market for debt similar to the term loan. Due to the infrequency of trades, this input is considered to be a Level 2 input.
The fair market value of UCI’s $230 million senior subordinated notes at September 30, 2009 and December 31, 2008 was $183.7 million and $94.9 million, respectively. The estimated fair value of these notes is based on bid/ask prices, as reported by a third party bond pricing service. Due to the infrequency of trades of UCI’s senior subordinated notes, these inputs are considered to be Level 2 inputs.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The fair value of the Holdco floating rate senior PIK notes at September 30, 2009 and December 31, 2008 was $127.1 million and $94.1 million, respectively. The estimated fair value of these notes is based on the bid/ask prices, as reported by a third party bond pricing service. Due to the infrequency of trades of these notes, these inputs are considered to be Level 2 inputs.
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
At the end of each quarter, UCI adjusted the carrying value of this interest rate swap derivative to its estimated fair value. The change was recorded as an adjustment to “Accumulated other comprehensive loss” in UCI’s stockholder’s equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations must be read together with the “Item 1. Business” and “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) March 31, 2009 and the financial statements included herein.
Forward-Looking Statements
In this Quarterly Report on Form 10-Q for the period ended September 30, 2009, Holdco makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-Q and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.
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
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that over 87% and 88% of our net sales in 2008 and the first nine months of 2009, respectively, were made in the aftermarket, comprised of a diverse customer base that includes some of the largest and fastest growing companies servicing the aftermarket. Sales in the aftermarket, excluding tires, grew at an average annual rate of approximately 3.9% from 1998 through 2007, with the lowest year of growth during that period, approximately 2.1%, occurring in 1998. In 2008, however, aftermarket sales grew by only 0.2%.
Our sales to General Motors Corporation (GM) comprise less than 7% of our consolidated sales. More than 85% of our sales to GM are to dealerships in the original equipment service (OES) channel, with the remainder to the original equipment manufacturing (OEM) sales channel for inclusion in new vehicle production. Our sales to Chrysler LLC (Chrysler) comprise less than 1% of our consolidated sales and are largely to the service organization in the OES channel. Both GM and Chrysler filed petitions under chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York during the three months ended June 30, 2009, with both emerging from bankruptcy in the third quarter of 2009. GM and Chrysler have assumed all contracts with Holdco companies. As widely publicized, GM and Chrysler’s reorganization plans include substantial reductions to the dealership base. Given that the majority of our sales to GM and Chrysler are to dealerships in the OES channel, the closure of these dealerships could result in lower Holdco sales to these customers. To date there has been no material change in our post-bankruptcy sales levels to GM and Chrysler, however there can be no assurance as to the level of demand for our products from those customers in the future.
Because most of our sales are to the aftermarket, we believe that our sales are primarily driven by the number of vehicles on the road, the average age of those vehicles, the average number of miles driven per year, the mix of light trucks to passenger cars on the road and the relative strength of our sales channels. Historically, our sales have not been materially adversely affected by market cyclicality, as we believe that our aftermarket sales are less dependent on economic conditions than our sales to OEMs, due to the generally non-discretionary nature of vehicle maintenance and repair. While many vehicle maintenance and repair expenses are non-discretionary in nature, high gasoline prices and difficult economic conditions can lead to a reduction in miles driven, which then results in increased time intervals for routine maintenance and vehicle parts lasting longer before needing replacement. Historic highs in crude oil prices experienced in 2008 and corresponding historic highs in retail gasoline prices at the pump impacted consumers’ driving and vehicle maintenance habits. In addition, we believe consumers’ driving and vehicle maintenance habits have been impacted by the generally weak economic conditions experienced in the latter part of 2008 and through 2009.
A key metric in measuring aftermarket performance is miles driven. For 2008, the U.S. Department of Energy reported a decrease in miles driven of 3.2% (equaling 96 billion fewer miles). This was the first annual decrease in miles driven since 1980. We believe that high gasoline prices and generally weak economic conditions adversely affected our sales during the second half of 2008 and into 2009. During 2009, retail gasoline prices were significantly lower than the historic highs experienced at the beginning of the third quarter of 2008. Despite the lower retail gasoline prices, general economic conditions continue to be weak in 2009, and the negative trend in miles driven continued in the first quarter of 2009, with a 2.7% decrease over the comparable quarter in 2008. The negative trend reversed in the second and third quarters of 2009 as miles driven exceeded the comparable 2008 quarters by 0.6% and 1.7%, respectively.
While the conditions described above have adversely affected our sales, other trends resulting from the current economic conditions may have a positive impact on sales in the future. Specifically, with new car sales remaining at historically low levels, consumers are keeping their cars longer, resulting in an increased demand for replacement parts as consumers repair their increasingly older cars. In addition, a significant number of new car dealers have closed in recent months, either voluntarily or as a result of the Chrysler and GM restructurings. This decline in the number of dealerships has the potential of sending more consumers to our customers in other channels of the aftermarket for their replacement parts.
Recently, the U.S. Congress acted to stimulate new car sales in the U.S. by enacting the so-called “Cash for Clunkers” legislation. This legislation financially incentivized consumers to purchase new more fuel-efficient vehicles in exchange for scrapping their older less fuel-efficient vehicles. Due to the ultimate size of the program in relation to the entire U.S. vehicle population, the “Cash for Clunkers” program did not have a material impact on our financial condition or results of operations during the nine months ended September 30, 2009.
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
During much of 2008, the cost of commodities, including steel, aluminum, iron, plastic and other petrochemical products, packaging materials and media, increased significantly compared to 2007. Energy costs also increased significantly during this period. These higher costs affected the prices we paid for raw materials and for purchased component parts and finished products. During the first nine months of 2009, general market prices for most commodities decreased from 2008 levels in reaction to global economic conditions and uncertainties regarding short-term demand. While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand from current levels for these commodities could result in cost increases and may make procurement more difficult in the future. Due to our inventory being accounted for on the first-in, first-out (FIFO) method, a time lag of approximately three months exists from the time we experience cost increases or decreases until these increases or decreases flow through cost of sales.
In addition to the adverse impact of increasing commodities and energy costs, we have been adversely affected by changes in foreign currency exchange rates, primarily relating to the Mexican peso. Our Mexican operations source a significant amount of inventory from the United States. In 2008, our Mexican operations sourced approximately $11.7 million from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. In the second and third quarters of 2009 combined, the U.S. dollar weakened against the Mexican peso by approximately 6%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States.
When comparing our results of operations for the first six months of 2009 with the first six months of 2008, the easing of market prices in most of the commodities used in our operations, together with our mitigation efforts discussed below, have largely offset the negative effects of the higher commodity and energy costs and unfavorable currency exchange rates experienced in the second half of 2008. For the third quarter of 2009, the impact of lower commodity and energy costs and the benefit of our mitigation efforts, partially offset by currency exchange rates, was an approximate $3.3 million pre-tax improvement in our results of operations over the third quarter of 2008. However, there are no assurances that these favorable commodity and energy cost trends will continue in the future.
Generally, we attempt to mitigate the effects of cost increases and currency changes via a combination of design changes, material substitution, global resourcing efforts and increases in the selling prices for our products. With respect to pricing, it should be noted that, while the terms of supplier and customer contracts and special pricing arrangements can vary, generally a time lag exists between when we incur increased costs and when we might recover a portion of the higher costs through increased pricing. This time lag typically spans a fiscal quarter or more, depending on the specific situation. During 2008, we secured customer price increases that offset a portion of the cost increase we experienced in 2008. However, because of reductions from 2008 highs in both energy costs and the costs of certain commodities used in our operations, we have not been able to retain the entire effect of customer price increases secured in 2008. We continue to pursue efforts to mitigate the effects of any cost increases; however, there are no assurances that we will be entirely successful. To the extent that we are unsuccessful, our profit margins will be adversely affected. Because of uncertainties regarding future commodities and energy prices, and the success of our mitigation efforts, it is difficult to estimate the impact of commodities and energy costs on future operating results. However, we currently expect the fourth quarter of 2009 to show improvement over the fourth quarter of 2008. This forecast is based on the aforementioned 2009 Capacity Consolidation and European Realignment Actions, management’s 2009 cost reduction efforts and assumptions regarding the future cost of commodities and our ability to mitigate these costs. Actual events could vary significantly from our assumptions and the actual effect could be significantly different than our forecast.
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
Each year, we evaluate our trademarks with indefinite lives to determine whether events and circumstances continue to support the indefinite useful lives.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in Holdco’s September 30, 2009 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.3 million accrued at September 30, 2009 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Results of Operations
The following table is Holdco’s unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2008. The amounts are presented in thousands of dollars.

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Net sales	$228,913	$218,136	$666,197	$676,695
Cost of sales	173,099	170,621	521,847	531,430

Gross profit	55,814	47,515	144,350	145,265
Operating expense
Selling and warehousing	(14,051)	(15,679)	(42,435)	(47,210)
General and administrative	(11,106)	(13,038)	(36,277)	(39,445)
Amortization of acquired intangible assets	(1,398)	(1,545)	(4,359)	(4,802)
Restructuring costs, net	(394)	(196)	(1)	(684)

Operating income	28,865	17,057	61,278	53,124
Other expense
Interest expense, net	(14,733)	(15,895)	(45,680)	(49,277)
Management fee expense	(500)	(500)	(1,500)	(1,500)
Miscellaneous, net	(1,011)	(920)	(4,165)	(2,429)

Income (loss) before income taxes	12,621	(258)	9,933	(82)
Income tax expense	(4,582)	(465)	(4,107)	(1,116)

Net income (loss)	8,039	(723)	5,826	(1,198)
Less: Loss attributable to noncontrolling interest	(132)	(239)	(511)	(559)

Net income (loss) attributable to UCI Holdco, Inc.	$8,171	$(484)	$6,337	$(639)

Three Months Ended September 30, 2009 compared with the Three Months Ended September 30, 2008
Net sales. Net sales of $228.9 million in the third quarter of 2009 increased $10.8 million, or 4.9%, compared to net sales in the third quarter of 2008. In connection with obtaining new business, sales were reduced by $0.2 million in the third quarter of 2009 and $2.0 million in the third quarter of 2008 as a result of accepting returns of the inventory of our customers’ previous suppliers.
Excluding the effects of obtaining new business from both quarters, sales were 4.1% higher in the third quarter of 2009 compared to the third quarter of 2008. Within the aftermarket channel, our retail and traditional channel sales both increased approximately 8.2%, respectively, while sales to dealerships in the OES channel were flat with the prior year quarter. The increased sales in the retail and traditional channels reflected the sales growth experienced by our retail and traditional customer base. OEM sales, which comprise only 6% of our sales, were only slightly higher compared to the third quarter of 2008 due to the continued weakness in the automotive and construction industries. After several quarters of declining sales to the OEM and OES channels, the slightly higher sales from the third quarter of 2008 to the third quarter of 2009 might indicate the stabilizing of sales in these channels. Our heavy-duty aftermarket sales decreased approximately 3.8% from the third quarter of 2008.
Gross profit. Gross profit, as reported, was $55.8 million for the third quarter of 2009 compared to $47.5 million for the third quarter of 2008. Both quarters included special items: the adverse effects of obtaining new business, a $0.2 million cost in the third quarter of 2009 compared to a $2.0 million cost in the third quarter of 2008. The 2008 quarter also included a special item of $0.3 million of costs related to establishing two new factories in China.
Excluding the adverse effects of these special items, adjusted gross profit increased to $56.0 million in the third quarter of 2009 from $49.8 million in the third quarter of 2008, and the related gross margin percentage increased to 24.4% in the third quarter of 2009 from 22.6% in the third quarter of 2008. The 2009 and 2008 gross margin percentages are based on sales before the effects of obtaining new business, which is discussed in the net sales comparison above.

The higher gross profit was due to the higher sales volume in the third quarter of 2009 as compared to the third quarter of 2008, lower commodity costs, price increases and the favorable effect of cost reduction initiatives to align our cost structure with our customers’ spending and current market conditions. The cost reduction initiatives included workforce reductions and other employee cost saving actions, as well as the institution of tight controls over discretionary spending. These reductions were partially offset by higher product return expenses and price reductions.
Selling and warehousing expenses. Selling and warehousing expenses were $14.1 million in the third quarter of 2009, $1.6 million lower than the third quarter of 2008. The decrease, despite higher sales volume, was the result of cost saving initiatives to reduce headcount and a general containment of discretionary spending. Selling and warehousing expenses were 6.1% of sales in the 2009 quarter and 7.2% in the 2008 quarter.
General and administrative expenses. General and administrative expenses were $11.1 million in the third quarter of 2009, $1.9 million lower than the third quarter of 2008. This reduction was primarily attributable to the fact that the 2009 quarter included $0.3 million of costs incurred in connection with our antitrust litigation (discussed in Note J to the financial statements in this Form 10-Q) compared to $1.7 million in the 2008 quarter. The 2009 quarter also benefited from lower salary expense due to headcount reductions and lower other litigation costs. These items were partially offset by higher other employee costs related to matters other than headcount.
Restructuring costs, net. See Note B to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $1.2 million lower in the third quarter of 2009 compared to the third quarter of 2008. This decrease was due to lower debt levels and lower interest rates in the third quarter of 2009.
Miscellaneous, net. Miscellaneous expense was $0.1 million higher in the third quarter of 2009 compared to the third quarter of 2008. This increase was due to higher costs of selling accounts receivable resulting from higher levels of factored accounts receivable.
Income tax expense. Income tax expense in the third quarter of 2009 was $4.1 million higher than in the third quarter of 2008, due to higher pre-tax income in the 2009 quarter partially offset by a lower effective tax rate. The decrease in the effective tax rate resulted primarily from the reversal of certain tax reserves in the current period due to the expiration of applicable statutes of limitation and changes in taxes related to foreign operations.
Net income (loss). Due to the factors described above, we reported a net income of $8.0 million for the third quarter of 2009 and a $0.7 million net loss for the third quarter of 2008.
Net income (loss) attributable to UCI Holdco, Inc. After deducting losses attributable to a noncontrolling interest, net income attributable to UCI Holdco, Inc. was $8.2 million in the third quarter of 2009 compared to a net loss of $0.5 million in the third quarter of 2008.
Nine Months Ended September 30, 2009 compared with the Nine Months Ended September 30, 2008
Net sales. Net sales of $666.2 million in the first nine months of 2009 decreased $10.5 million, or 1.6%, compared to net sales in the first nine months of 2008. In connection with obtaining new business, sales were reduced by $3.7 million in the first nine months of 2009 and $3.9 million in the first nine months of 2008 as a result of accepting returns of the inventory of our customers’ previous suppliers. Sales in 2008 were also reduced by the $5.8 million loss provision resulting from an unusually high level of warranty returns related to a category of parts.
Excluding the effects of obtaining new business from both nine month periods and the 2008 $5.8 million warranty loss provision, sales were 2.4% lower in the first nine months of 2009 compared to the first nine months of 2008. Within the aftermarket channel, our retail and traditional channel sales increased approximately 6.2% and approximately 4.9%, respectively, while sales to dealerships in the OES channel decreased approximately 10.9%. The increased sales in the retail and traditional channels reflects the sales growth experienced by our retail and traditional customer base. The overall uncertainty surrounding GM and Chrysler leading up to their bankruptcy proceedings initiated during the second quarter of 2009 resulted in the decreased OES channel sales. Our heavy-duty aftermarket sales also decreased approximately 17.3% due to weakness in the transportation segment. OEM sales, which comprise only 6% of our sales, decreased approximately 26.8% compared to the first nine months of 2008 due to the significant downturn in the automotive industry. We believe that the sales decline was due primarily to general economic conditions in the United States and a reduction in vehicles manufactured.
Gross profit. Gross profit, as reported, was $144.4 million for the first nine months of 2009 and $145.3 million for the first nine months of 2008. Both periods included special items. Both nine month periods included the adverse effects of obtaining new business, a $3.7 million cost in the first nine months of 2009 and a $3.9 million cost in the first nine months of 2008. The 2009 and 2008 nine month periods included $0.5 million and $2.7 million, respectively, of costs related to establishing two new factories in China. The 2008 nine month period included the aforementioned adverse affect of the $5.8 million provision for warranty returns.
Excluding the adverse effects of these special items, adjusted gross profit decreased to $149.2 million in the first nine months of 2009 from $157.7 million in the first nine months of 2008, and the related gross margin percentage decreased to 22.3% in the first nine months of 2009 from 23.0% in the first nine months of 2008. The 2009 gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above. The 2008 gross margin percentage is based on sales before the effects of obtaining new business and before deducting the special $5.8 million warranty loss provision discussed above.
The lower gross profit was primarily due to the lower sales volume in the first nine months of 2009 as compared to the first half of 2008, higher commodity costs, higher product returns expense (excluding the aforementioned special $5.8 million charge in 2008) and a higher percentage of third-party sourced products which have lower margins than manufactured product. Partially offsetting these factors were the favorable effects of cost reduction initiatives to align our cost structure with our customers’ spending and current market conditions and price increases. The cost reduction initiatives included workforce reductions and other employee cost saving actions, as well as the institution of tight controls over discretionary spending.
Selling and warehousing expenses. Selling and warehousing expenses were $42.4 million in the first nine months of 2009, $4.8 million lower than the first nine months of 2008. The reduction was driven by lower sales, cost saving initiatives to reduce headcount, and a general containment of discretionary spending. Selling and warehousing expenses were 6.4% of sales in the 2009 nine month period and 7.0% in the 2008 nine month period.
General and administrative expenses. General and administrative expenses were $36.3 million in the first nine months of 2009, $3.2 million lower than the first nine months of 2008. This reduction was partially attributable to the fact that the first nine months of 2009 included $1.1 million of costs incurred in connection with our antitrust litigation (discussed in Note J to the financial statements included in this Form 10-Q) compared to $3.2 million in the first nine months of 2008. The 2009 reduction also included the favorable effects of lower salary expense due to headcount reductions and lower bad debt expense due to the unanticipated collection of a receivable that was previously written down. The reduction in 2009 compared to 2008 was also attributable to 2008 costs associated with establishing two factories in China. These cost reductions were partially offset by $2.3 million of higher severance expense in 2009 and higher other employee costs related to matters other than headcount.
Restructuring costs, net. See Note B to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $3.6 million lower in the first nine months of 2009 compared to the first nine months of 2008. This decrease was due to lower interest rates in the first nine months of 2009, partially offset by higher average debt levels in the 2009 nine month period. Results for the first nine months of 2008 included $0.1 million of accelerated amortization of deferred financing costs associated with the voluntary prepayments of debt.
Miscellaneous, net. Miscellaneous expense was $1.7 million higher in the first nine months of 2009 compared to the first nine months of 2008. This increase was due to higher costs of selling accounts receivable resulting from higher levels of factored accounts receivable.
Income tax expense. Income tax expense in the first nine months of 2009 was $3.0 million higher than in the first nine months of 2008, due to higher pre-tax income in the 2009 period partially offset by a lower effective tax rate. The decrease in the effective tax rate resulted primarily from the reversal of certain tax reserves in the current period due to the expiration of applicable statutes of limitation and changes in taxes related to foreign operations.
Net income (loss). Due to the factors described above, we reported a net income of $5.8 million for the first nine months of 2009 compared to a $1.2 million net loss for the first nine months of 2008.
Net income (loss) attributable to UCI Holdco, Inc. After deducting losses attributable to a noncontrolling interest, net income attributable to UCI Holdco, Inc. was $6.3 million in the first nine months of 2009 compared to a net loss of $0.6 million in the first nine months of 2008.
Liquidity and Capital Resources
     Historical Cash Flows
Net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2009 was $105.6 million. Profits, before deducting depreciation and amortization, and other non-cash items, generated $61.0 million. A decrease in inventory resulted in a generation of cash of $31.6 million. The decrease in inventory was due to (i) focused efforts to reduce inventory investments through improved inventory turns, (ii) higher sales in the three months ended September 30, 2009 compared to the fourth quarter of 2008 and (iii) reduced material costs as compared to December 31, 2008 resulting from decreases in costs of certain commodities used in our operations. An increase in accounts payable resulted in a generation of cash of $1.1 million. The increase in accounts payable was due to initiatives with our vendors to reduce our working capital investment levels, which offset reductions in accounts payable related to the significantly lower inventory balances at September 30, 2009 compared to December 31, 2008. An increase in accounts receivable resulted in a use of cash of $9.2 million. The increase in accounts receivable was due to an increase in sales of $29.2 million in the second and third quarters of 2009, as compared to the third and fourth quarters of 2008, and the impact of the higher mix of retail and traditional channel sales in relation to OEM and OES channels. Accounts receivable dating terms with OEM and OES customers are significantly shorter than retail and traditional customers. As a result of the higher mix of retail and traditional channel sales, gross account receivable days sales outstanding has increased. The effect of higher sales and channel mix changes was partially offset by an increase in factored accounts receivable during the nine months ended September 30, 2009. Factored accounts receivable totaled $134.6 million and $80.1 million at September 30, 2009 and December 31, 2008, respectively.
Changes in all other assets and liabilities netted to a $21.1 million increase in cash. This amount consisted primarily of timing of payment of employee-related accrued liabilities, including salaries and wages, incentive compensation and employee insurance, timing of product returns and customer rebates and credits, timing of income tax payments and the timing of interest payments on our senior subordinated notes and term debt.
Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, including routine expenditures for equipment replacement and efficiency improvements, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the nine months ended September 30, 2009 and September 30, 2008 were $10.9 million and $26.0 million, respectively. The 2008 expenditures included $3.3 million for our two new factories in China. The lower capital expenditures in 2009 are the result of capital spending being limited to expenditures necessary to maintain current operations and projects that have short payback periods.
Proceeds from the sale of property, plant and equipment for the nine months ended September 30, 2009 and September 30, 2008 were $2.5 million and $0.4 million, respectively. During the nine months ended September 30, 2009, our Spanish operation was relocated to a new leased facility in order to accommodate expected growth in the European market resulting in the idling of an owned facility. Proceeds for the nine months ended September 30, 2009 primarily related to the sale of this facility in Spain.
During the second quarter of 2009, we posted $9.4 million of cash to collateralize a letter of credit required by our workers’ compensation insurance carrier. Historically, assets pledged pursuant to the terms of our senior credit facility provided the collateral for the letters of credit. As a result of the revolving credit facility termination, we were required to post $9.4 million of cash to collateralize the letter of credit. This cash is recorded as “Restricted cash” as a component of long-term assets on Holdco’s balance sheet at September 30, 2009. This cash is not available for general operating purposes as long as the letter of credit remains outstanding or until alternative collateral is posted.
Net cash (used in) provided by financing activities. Net cash used in financing activities in the nine months ended September 30, 2009 was $19.4 million compared to net cash provided by financing activities of $1.2 million in the nine months ended September 30, 2008.
Borrowings of $9.7 million during the nine months ended September 30, 2009 consisted solely of short-term borrowings payable to foreign credit institutions.
During the nine months ended September 30, 2008, we borrowed $20.0 million under our revolving credit facility. The remainder of our borrowings during the nine months ended September 30, 2008 were short-term borrowings payable to foreign credit institutions.
During the second quarter of 2009, we repaid the $20.0 million of outstanding borrowings under our revolving credit facility. Additionally, during the nine months ended September 30, 2009, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $8.8 million.
During the nine months ended September 30, 2008, we used cash on hand to voluntarily repay $10.0 million of our term loan. Additionally, during the nine months ended September 30, 2008, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $11.4 million.
     Current Debt Capitalization and Scheduled Maturities
At September 30, 2009 and December 31, 2008, Holdco had $115.1 million and $46.7 million of cash, respectively. Outstanding debt was as follows (in millions):

	September 30,	December 31,
	2009	2008
UCI short-term borrowings	$6.1	$5.2
UCI revolving credit line borrowings	—	20.0
UCI capitalized leases	1.0	1.2
UCI term loan	190.0	190.0
Holdco floating rate senior PIK notes	316.7	295.1
UCI senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	743.8	741.5
Unamortized debt discount and issuance costs	(7.4)	(8.6)

	$736.4	$732.9

Short-term borrowings are routine short-term borrowings by our foreign operations.
Because of previous prepayments of our term loan, we do not have any scheduled repayments of the senior credit facility term loan until December 2011. While there are no scheduled repayments until December 2011, the senior credit facility does require mandatory prepayments of the term loan when the company generates Excess Cash Flow as defined in the senior credit facility. Based upon current cash flow forecasts, the company expects to generate Excess Cash Flow in the year ending December 31, 2009 resulting in a mandatory prepayment in the range of $10.0 to $20.0 million, payable within 95 days of December 31, 2009. The term loan matures in June 2012. UCI’s $230.0 million senior subordinated notes are due in 2013.
The Holdco Notes are due in 2013. Interest on the Holdco Notes will be paid by issuing new notes until December 2011. Therefore, the Holdco Notes will not affect our cash flow through 2011. Thereafter, all interest will be payable in cash. On March 15, 2012, and each quarter thereafter, Holdco is required to redeem for cash a portion of each note required to be redeemed to prevent the Holdco Notes from being treated as an applicable high yield discount obligation. In the schedule below, the $81.7 million of Holdco Notes that were issued in lieu of cash interest through September 30, 2009, have been included in the 2012 debt repayment amount. Depending on the circumstances, a portion of this $81.7 million may be paid after 2012.

Below is a schedule of required future repayments of all debt outstanding on September 30, 2009. The amounts are presented in millions of dollars.

Remainder of 2009	$6.2
2010	0.2
2011	45.2
2012	226.9
2013	465.1
Thereafter	0.2

$743.8

The terms of UCI’s senior credit facility permit UCI to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of November 13, 2009, neither we nor UCI had repurchased any of the senior subordinated notes, although we or UCI may, under appropriate market conditions, do so in the future through cash purchases or exchange offers, in open market, privately negotiated or other transactions. Similarly, we may from time to time seek to repurchase or retire the Holdco Notes. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.
Our significant debt service obligation is an important factor when assessing our liquidity and capital resources. At our September 30, 2009 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $59.1 million. An increase of 0.25 percentage points (25 basis points) on our variable interest rate debt would increase our annual interest cost by $1.3 million.
     Management’s Action Plan and Outlook
Historically, our primary sources of liquidity have been cash on hand, cash flow from operations, accounts receivable factoring arrangements and borrowings under the revolving credit facility that terminated in June 2009.
     Revolving Credit Facility
UCI’s senior credit facility included a $75.0 million revolving credit facility, which terminated in June 2009. Given the current capital markets environment, we believed that it would be difficult to extend our revolver commitment. We conducted an evaluation with respect to extending the facility, analyzing the size of a commitment that could be secured against the total cost of obtaining the commitment, including the related credit facility amendment. We had productive conversations with key lenders in the revolver group and a core group of lenders were committed to extending. However, a number of the existing revolving credit facility lenders had effectively left the revolving credit facility market. Based upon our evaluation, we concluded that the size of the potential commitment did not justify the cost and, accordingly, the revolving credit facility was terminated.
At December 31, 2008, UCI’s revolving credit facility borrowings were $20.0 million, all of which were repaid during the nine months ended September 30, 2009. Additionally, $9.4 million of revolving credit facility capacity was used to support an outstanding letter of credit related to our workers’ compensation insurance liabilities. Historically, the assets pledged pursuant to the terms of the senior credit facility provided the collateral for the letter of credit. As a result of the revolving credit facility termination, we were required to post $9.4 million of cash to collateralize the letter of credit. This cash is recorded as “Restricted cash” as a component of long-term assets on Holdco’s balance sheet at September 30, 2009. This cash is not available for general business purposes as long as the letter of credit remains outstanding or until alternative collateral is posted.
     Accounts Receivable Factoring
Factoring of customer trade accounts receivable is a significant part of our liquidity and is common in the automotive aftermarket industry. Subject to certain limitations, UCI’s senior credit facility agreement permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements. At September 30, 2009, we had factoring relationships with eight banks. The terms of these relationships are such that the banks are not obligated to purchase any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all.

UCI sold approximately $165.4 million and $158.0 million of receivables during the nine months ended September 30, 2009 and 2008, respectively. If those receivables had not been sold, $134.6 million and $80.1 million of additional receivables would have been outstanding at September 30, 2009 and December 31, 2008, respectively. If we had not sold these receivables, we would have had to finance these receivables in some other way, including borrowings and reducing cash on hand.
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
In addition to the increased level of factoring previously discussed, we have implemented a number of measures to improve the level of cash generated by our operations in order to increase our liquidity. Specific actions taken include activities to align our cost structure with our customers’ spending and current market conditions. These restructuring activities include:
•	Employment cost savings — We have implemented hourly and salaried workforce reductions across all overhead and selling, general and administrative cost centers to align staffing levels with current business levels. At September 30, 2009, we had approximately 4,400 employees as compared to approximately 4,900 at December 31, 2008. Additionally, we have implemented wage freezes, suspended certain matching contributions to defined contribution and profit sharing plans and other cost reduction activities.

•	Additional cost savings — We have critically evaluated overall overhead and selling, general and administrative discretionary spending and have instituted tight controls over discretionary spending, requiring additional approvals for all such spending across the Company.
2007 and 2008 capital spending levels were higher than 2009 estimated spending levels. Spending levels in 2007 and 2008 included $5.3 million for our two new facilities in China which are substantially complete, as well as funds to support other strategic initiatives. As part of our plans to conserve cash, 2009 capital spending will continue to be limited to expenditures necessary to maintain current operations and projects that have short payback periods. 2009 capital expenditures are expected to be in the range of $15 million to $20 million.
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
If Holdco is unable to obtain adequate funds from UCI, it may not be able to pay cash interest or principal on the Holdco Notes when due. The terms of UCI’s term loan and senior subordinated notes significantly restrict UCI from paying dividends and otherwise transferring assets to Holdco. Therefore, we currently anticipate that in order to pay the principal amount of the Holdco Notes, we will be required to adopt one or more alternatives, such as refinancing all or a portion of Holdco’s and UCI’s indebtedness. In the future, we may also need to refinance all or a portion of the principal amount of UCI’s senior subordinated notes and/or the senior credit facility borrowings on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.

     Covenant Compliance
UCI’s senior credit facility requires us to maintain certain financial covenants and requires mandatory prepayments upon the occurrence of certain events as defined in the agreement. Also, the facility includes certain negative covenants restricting or limiting our ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter our business. In addition, the senior credit facility contains the following financial covenants: a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants are calculated on a trailing four consecutive quarters basis. As of September 30, 2009, UCI was in compliance with all of these covenants.
UCI’s covenant compliance levels and actual ratios for the quarter ended September 30, 2009 are as follows:

	Covenant	Actual
	Compliance Level	Ratio
Minimum Adjusted EBITDA to interest expense ratio	2.75x	3.68
Maximum total debt to Adjusted EBITDA ratio	4.40x	3.81
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

		Trailing Four
	Nine Months	Quarters
	ended	ended
	September 30, 2009	September 30, 2009
Net income attributable to United Components, Inc.	$22.2	$16.9
Interest, net of noncontrolling interest	23.0	31.4
Income tax expense, net of noncontrolling interest	12.8	10.8
Depreciation, net of noncontrolling interest	21.1	28.3
Amortization	6.4	8.6

EBITDA	85.5	96.0
Special items:
Restructuring costs, net	—	1.7
Reduction in force severance	2.6	2.7
Establishment of new facilities in China	0.5	1.1
Cost to defend antitrust litigation	1.1	1.9
Trademark impairment loss	—	0.5
One-time warranty expense	—	0.9
New business changeover costs and sales commitment costs	3.7	4.8
Non-cash charges (stock options expense)	0.2	0.4
Management fee	1.5	2.0

Adjusted EBITDA	$95.1	$112.0

CONTINGENCIES
Environmental
Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey (the “New Jersey Site”), where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. Holdco has moved for reconsideration of the judgment but, while that motion is pending, Holdco is analyzing what further investigation and remediation, if any, may be required at the site. The second site is a previously owned site in Solano County, California (the “California Site”), where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of the environmental matters related to the New Jersey Site and the California Site will not exceed the $1.7 million accrued at September 30, 2009 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
In addition to the two matters discussed above, Holdco has been named as a potentially responsible party at a site in Calvert City, Kentucky (the “Kentucky Site”). Holdco estimates settlement costs at $0.1 million for this site. Also, Holdco is involved in regulated remediation at two of its manufacturing sites (the “Manufacturing Sites”). The combined cost of the remediation at such Manufacturing Sites is $0.5 million. Holdco anticipates that the majority of the $0.6 million reserved for settlement and remediation costs will be spent in the next year. To date, the expenditures related to the Kentucky Site and the Manufacturing Sites have been immaterial.

Antitrust and Patent Litigation
UCI is subject to litigation and investigation related to pricing of aftermarket oil, air, fuel and transmission filters and patent litigation, as described in “Part II, Item 1. Legal Proceedings” in this Form 10-Q.
UCI intends to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts, other than ongoing defense costs, have been recorded in the financial statements for these matters.
Value-added Tax Receivable
Holdco’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.5 million from the Mexican Department of Finance and Public Credit, which are included in the balance sheet in “Other current assets”. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and Holdco has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.
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
RECENTLY ISSUED ACCOUNTING GUIDANCE, NOT YET ADOPTED
In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. These changes become effective for Holdco on December 31, 2009. As these changes only require enhanced disclosures, management has determined that the adoption of these changes will not have an impact on the financial statements.
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
Except for the Chinese subsidiaries, the balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in accumulated other comprehensive loss on our statement of changes in shareholders’ equity (deficit). For our Chinese subsidiaries, non-monetary assets and liabilities are translated into U.S. dollars at historical rates and monetary assets and liabilities are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of the balance sheets of our Chinese subsidiaries are recorded in our statements of operations.
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
Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. In the second and third quarters of 2009 combined, the U.S. dollar weakened against the Mexican peso by approximately 6%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States. These higher prices translate into higher cost of sales for our Mexican operations. We are attempting to obtain corresponding price increases from our customers served by our Mexican operations, but the weakness in the Mexican economy has limited the ability to entirely offset the higher cost of sales.
We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of September 30, 2009, we had no foreign currency contracts outstanding. We do not engage in speculative activities.
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

Item 4. Controls and Procedures
Holdco maintains disclosure controls and procedures that are designed to provide reasonable assurance to Holdco’s management and board of directors regarding the preparation and fair presentation of published financial statements. As required by Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of Holdco’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in Holdco’s internal controls over financial reporting during Holdco’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Holdco’s internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated herein by reference to Note J — Contingencies — Environmental; Antitrust Litigation; Patent Litigation; Other Litigation to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report.
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

UCI HOLDCO, INC.
Date: November 13, 2009	By:	/s/ MARK P. BLAUFUSS
		Name:	Mark P. Blaufuss
		Title:	Chief Financial Officer and Authorized Representative