Form 10-K
period 2009-12-31
UCI Holdco, Inc.
filed 2010-03-19
CIK 1414937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The Registrant had 2,864,210 shares outstanding of its $0.01 par value common stock as of March 19, 2010, 225,560 of which were held by non-affiliates.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

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

Holdco has $324.1 million of floating rate senior PIK notes due 2013 (the “Holdco Notes”) outstanding. Pursuant to a registration rights agreement entered in connection with the issuance of the Holdco Notes in December 2006, the Company completed an exchange offer in January 2008, registering the exchange of the Holdco Notes pursuant to a registration statement on Form S-4. As a result, Holdco is filing this Annual Report on Form 10-K with the Securities and Exchange Commission in accordance with requirements under the Securities Exchange Act of 1934 and the indenture governing the Holdco Notes.

On June 20, 2003, UCI purchased all of its operating units from UIS, Inc., and UIS Industries. Inc. (together “UIS”). For more information regarding the purchase of our operations, see “The Acquisition and Ownership” section, which immediately follows this overview.

Prior to June 20, 2003, UCI’s operations comprised the vehicle parts businesses of UIS. Beginning with the purchase of Airtex Products in 1958, UIS continued making acquisitions in the automotive industry over the following four decades, including Wells Manufacturing Corporation, Champion Laboratories, Inc., Neapco, Inc., Flexible Lamps Ltd. and Pioneer, Inc.  In 2006 we acquired ASC Industries, Inc. (“ASC”) and sold Neapco, Inc., Pioneer, Inc. and Flexible Lamps Ltd.

We are a leading supplier to the vehicle replacement parts market, or the aftermarket, with either the leading or second market position in each of our product lines. We supply a broad range of filtration, fuel, cooling and engine management products to the automotive, trucking, industrial, construction, agricultural, marine and mining vehicle markets. Approximately 88% of our 2009 net sales were made to a diverse aftermarket customer base that includes some of the largest and fastest growing companies servicing the aftermarket.

We have one of the most comprehensive product lines in the aftermarket, offering approximately 47,000 part numbers. We believe that the breadth of our offerings in each of our product lines, combined with our extensive global manufacturing, sourcing and distribution capabilities, product innovations, diverse customer base and reputation for quality and service, including industry leading order fill rates, makes us a leader in our industry.

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

We believe that the majority of our sales tend to track the overall growth of the aftermarket. Sales in the North American vehicle aftermarket (excluding tires) grew at a compounded average annual growth rate of approximately 3.5% from 1998 through 2009.  However, aftermarket sales grew by only 0.1% in 2008 and are estimated to have declined by approximately 1.2% in 2009 due to the challenging economic environment.

A key metric in measuring aftermarket performance is miles driven. For 2008, the U.S. Department of Energy reported a decrease in miles driven of 3.2% (equaling 96 billion fewer miles) which represented the first annual decrease in miles driven since 1980. We believe that high gasoline prices and generally weak economic conditions adversely affected our sales during the second half of 2008 and 2009. During 2009, retail gasoline prices were significantly lower than the historic highs experienced at the beginning of the third quarter of 2008. Despite the lower retail gasoline prices, the negative trend in miles driven continued in the first quarter of 2009 (a 2.7% decrease over the comparable quarter in 2008) due to the ongoing weak economic conditions. The negative trend reversed in the last three quarters of 2009 as miles driven exceeded the comparable 2008 quarters.  For the full year of 2009, miles driven increased 0.1% from 2008.  Despite the decrease in miles driven in 2008 and the small decline in the North American vehicle aftermarket in 2009, we believe that the aftermarket will continue to grow in the long-term as a result of increases in the average age of vehicles, average number of miles driven per year by passenger cars, number of vehicles registered in the United States and number of licensed drivers, as well as the increasing complexity of vehicles.  Because we primarily supply the aftermarket, our sales do not correlate strongly with annual vehicle production.

Due to our acquisition of ASC, investments made in the last three years to establish filtration and fuel pump manufacturing facilities in China and our footprint in Mexico, we have significant expertise in global manufacturing and sourcing.  We believe that our low-cost China manufacturing and sourcing capability, along with our Mexican operations, positions us to realize meaningful cost savings over the next few years.

Through our emphasis on category management, high order fill rates, customer service, product quality and competitive pricing, we have developed long-standing relationships with our customers, including leading aftermarket companies and wholesale buying groups such as Advance Stores Company, Inc. (Advance Auto Parts), AutoZone, Inc. (AutoZone), Aftermarket Auto Parts Alliance (Alliance), AIM/CMB Marketing, Automotive Distribution Network (Network), Auto Parts Associates, Inc. (APA), Auto Parts Professionals, CARQUEST Corporation (CARQUEST), Genuine Parts Company (NAPA and UAP), Independent Warehouse Distributors (IWD), National Pronto Association (Pronto), O’Reilly Automotive, Inc. (O’Reilly Auto Parts),  TruStar, Valvoline Company, a division of Ashland Inc. (Valvoline) and VIPAR, as well as a diverse group of original equipment manufacturers, or OEMs, such as Chrysler Group LLC (Chrysler), Ford Motor Company, Inc. (Ford), General Motors Corporation (GM), Harley-Davidson, Inc. (Harley-Davidson), Mercury Marine Division of Brunswick Corporation (Mercury Marine), Perkins/Caterpillar and Volkswagen of America, Inc. (Volkswagen).

The Acquisition and Ownership

On June 20, 2003, UCI purchased the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests of Champion Laboratories, Inc., Wells Manufacturing Corporation, Neapco, Inc., Pioneer, Inc., Wells Manufacturing Canada Limited, UIS Industries Ltd. (which was the owner of 100% of the capital stock of Flexible Lamps, Ltd. and Airtex Products Ltd.), Airtex Products S.A., Airtex Products, Inc., (currently Airtex Mfg., Inc.), Talleres Mecanicos Montserrat S.A. de C.V., Brummer Seal de Mexico, S.A. de C.V., Brummer Mexicana en Puebla, S.A. de C.V., Automotive Accessory Co. Ltd and Airtex Products, LLC, predecessors to the entities that now own the assets of the Airtex business. We refer to this transaction as the “Acquisition.”

The purchase price paid was $808 million, plus transaction fees. The Acquisition was financed through a combination of debt and $260 million in cash contributed to UCI as equity by its parent, UCI Acquisition Holdings, Inc. through contributions from Carlyle Partners III, L.P. and CP III Coinvestment, L.P. UCI, UCI Acquisition and  Holdco are corporations formed at the direction of The Carlyle Group, which we refer to as Carlyle.

Our Industry

According to the 2010 AAIA Digital Aftermarket Factbook (the “Factbook”), the North American light vehicle aftermarket (excluding tires) is large and fragmented, with an estimated $210 billion of aggregate sales in 2008. Light vehicles are defined as those typically weighing less than 14,000 pounds.  The vehicle replacement parts industry contains numerous suppliers and is characterized by one or two key competitors in each product line. We believe that customers within the aftermarket are increasingly focused on consolidating their supplier base, and therefore place a premium on suppliers with customized service and consistent and timely availability and delivery of products. Our industry is also characterized by relatively high barriers to entry, which include the need for significant start-up capital expenditures, initial part number breadth within a product line, proven product quality, distribution infrastructure and long-standing customer relationships.

The vehicle parts industry is comprised of five main sales channels: the retail sales channel, the traditional sales channel, the heavy-duty sales channel, the original equipment service, or OES, sales channel and the OEM sales channel. The retail, traditional, heavy-duty and OES sales channels together comprise the aftermarket, which has significantly different characteristics than the OEM sales channel. While product sales to OEMs are one-time sales for the production of new vehicles and are therefore tied to fluctuations in annual vehicle production volumes, product sales in the aftermarket are repeat sales of replacement parts for the entire base of vehicles on the road and are less susceptible to changes in production volumes for new cars.

Within the five main sales channels, the North American light vehicle aftermarket is primarily organized around two groups of end-users: the do-it-yourself (“DIY”) group and the do-it-for-me (“DIFM”) group. The DIY group, which is supplied primarily through the retail channel (e.g., Advance Auto Parts, AutoZone and O’Reilly Auto Parts), represented approximately 20% of industry-wide aftermarket sales in 2008, and consists of consumers who prefer to do various repairs on their vehicles themselves. The DIFM group is supplied primarily through the traditional channel (e.g., Alliance, CARQUEST, NAPA and Network) and the OES channel, which represented approximately 80% of industry-wide aftermarket sales in 2008, and consists of car dealers, repair shops, service stations and independent installers who perform the work for the consumer.

According to the Factbook, the North American vehicle aftermarket (excluding tires) has grown at a compounded annual average growth rate of 3.5% from 1998-2009.  In 2008, however, aftermarket sales grew by only 0.1% and 2009 aftermarket sales are estimated to have declined by 1.2% due to the challenging economic environment.  The overall growth in aftermarket sales has been primarily driven by:

Increase in miles driven. The demand for the majority of aftermarket products is tied to the regular replacement cycle or the natural wearing cycle of a vehicle part and, in turn, is heavily influenced by actual miles a vehicle is driven. Since 1970, miles driven has decreased only four times, 1974 (-1.4%); 1979 (-1.2%); 1980 (-.05%) and 2008 (-3.6%). Although miles driven decreased in 2008, the total miles driven in 2008 is 9.5% higher than miles driven ten years prior. We expect that miles driven per vehicle will recover over time and begin to increase and, as a result, the need for automotive component replacement parts will also increase.

Growing base of vehicles. From 1998 to 2009, the number of registered passenger cars and light trucks increased by approximately 22.6%. With more than 240 million light vehicles currently on the road, we expect there will be an increasing need for replacement parts and general maintenance.

Aging vehicle population. From 1998 to 2008, the median age of passenger cars in use grew from 8.3 years to 9.4 years, due to a growing population of vehicles eleven or more years of age. The significant increase in the median age for passenger cars is expected to drive growth for aftermarket services due to the large number of vehicles entering the prime age for aftermarket maintenance (seven to 12 years old).

Our Strategy

Our strategic objective is to achieve profitable growth and maximize return on invested capital by:

Leveraging Unique Value-Added Services to Our Customers.  We have invested significant resources to develop differentiated services for our customers, particularly in the areas of category management, fill rates and broad product coverage.  As category management becomes a key supplier deliverable for long-term success in the aftermarket, our unique category management capabilities serve as a key differentiator and enhances our overall customer relationships.  With our experienced professionals using specialized software and proprietary processes and tools, we are able to analyze many industry, competitive and customer specific inputs to develop and recommend specific targeted actions to our customers.  These targeted actions are designed to help customers, among other things, improve their return on investment, develop category growth plans, execute customer retention tactics and effectively maximize pricing opportunities.  Internally, our category management capabilities allow us to make timely make-versus-buy decisions, manage our inventory investment more effectively and maintain world class order fill rates, all while maintaining broad product coverage with over 47,000 part numbers.  The strength of our category management capabilities is evidenced by our status as Category Captain in one or more of our product lines at the majority of our retail and large traditional channel customers.  We have also been successful at providing this broad product offering with leading fill rates, allowing our customers to reduce inventory levels.  We will continue to utilize these unique, value-added services as a key differentiator against our competition.

Continuing to Grow Market Share in Core Markets. We will continue to focus on increasing our market share and driving growth in each of our product lines by strengthening our existing customer relationships, expanding our sales efforts and offering the same level of value–added services to new customers in our core markets. As a result of these efforts we have expanded our product lines resulting in higher end consumer sales with existing customers including Advance, AutoZone, Alliance and CARQUEST.  In addition to expanding revenue with existing customers, we have also recently won business with Alliance and NAPA at our Airtex business due to our demonstrated capabilities of adding value to our customers.  We also continue to expand our share of the engine management business in the traditional channel and have strengthened our position in the heavy duty channel.

Growing and Expanding Share in International and Adjacent Markets.  Unlike many competitors, we have an established global manufacturing, distribution and customer footprint.  We have initiatives underway to leverage this footprint by making strategic investments in international product offerings and using internationally recognized brands (such as Luber-finer and Airtex) to expand existing customers’ market share and attract new customers.  We also have initiatives to take advantage of new sales opportunities in identified adjacent markets where our low-cost country qualification, procurement and distribution capabilities can be leveraged into similar products to the ones we currently provide.

Improving Global Sourcing and Manufacturing. We continually seek to lower our overall product costs by improving our sourcing and manufacturing processes. Through our acquisition of ASC, we obtained proven global sourcing capabilities and a China manufacturing platform.  We have since made substantial investments to establish filtration and fuel pump manufacturing capabilities in China.  With significant available capacity in our Chinese facilities, we have near-term plans to place additional product manufacturing in China to take further advantage of our low-cost country manufacturing and sourcing resources.

Implementing Cost Reduction Initiatives. We have developed a culture that drives daily cost reduction and continuous improvement.  As part of this lean cost culture, we have pursued and will continue to pursue opportunities to optimize our resources and reduce manufacturing costs through various initiatives. As an example of this culture, we have consolidated several of our distribution and manufacturing facilities since 2003 in order to maximize capacity utilization. Additionally, we have implemented inventory management systems at our filtration products and fuel products facilities in order to reduce inventory while increasing our order fill rates. This lean cost culture has resulted in increased sales per employee and industry leading margins.  We believe significant cost savings still exist to further improve our profitability, including identified further sourcing and manufacturing alignment initiatives.

Our Products

We have an extensive line of product offerings including over 47,000 part numbers, which fall into four primary categories: filtration products, fuel products, cooling products and engine management products.  The majority of these products, including fuel pumps, water pumps and engine management products, are non-discretionary parts that must be replaced for vehicles to operate.  In addition, filtration products are tied to regular maintenance intervals, providing a recurring sales stream. Set forth below is a description of our products and their respective percentages of 2009 net sales:

Products	Percent of 2009 Net Sales	Description
Filtration Products	39.2%	Oil, air, fuel, hydraulic, transmission, cabin air and industrial filters and PCV valves
Fuel Products	25.1%	Fuel pump assemblies, electric fuel pumps, mechanical fuel pumps and fuel pump strainers
Engine Management Products	18.4%	Caps, rotors, emission controls, sensors, ignition controls, coils and switches
Cooling Products	17.3%	Water pumps, fan clutches and other products

Filtration Products

We are a leading designer and manufacturer of a broad range of filtration products for the automotive, trucking, construction, mining, agriculture and marine industries, as well as other industrial markets. We distribute to both the aftermarket and OEMs. Our primary aftermarket competitors include Honeywell Consumer Products Group (FRAM), Bosch/Mann+Hummel (Purolator) and The Affinia Group (Wix). Our primary heavy duty competitors include Cummins (Fleetguard), Donaldson and Clarcor (Baldwin).

We are one of the leading global manufacturers of private label filters. Our filtration products consist of approximately 4,950 part numbers and include oil filters, air filters, fuel filters, transmission filters, cabin air filters, PCV valves, hydraulic filters, fuel dispensing filters and fuel/water separators. Set forth below is a description of our filtration products:

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

Fuel Products

We are a leading designer and manufacturer of a broad range of fuel delivery systems. Our fuel delivery systems are distributed to both the aftermarket and OEMs under the Airtex and Master Parts brand names and private labels. Our primary fuel pump competitors are Federal-Mogul (Carter), AC Delco, Delphi, and Bosch. Set forth below is a description of our fuel system products:

•	Fuel Pumps: Serve the essential role of moving fuel from the fuel tank into the engine, with approximately 950 fuel pumps for carbureted and fuel-injected applications; and
•
Fuel Pump Assemblies: Provide for easier, and therefore faster, installation and allow the technician to charge a similar fee for a repair that is less time-intensive than replacing an individual fuel pump. We manufacture all three types of in-tank assemblies: hangers, senders and modules with approximately 700 in-tank fuel pump assemblies.

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

Engine management components include distributor caps and rotors, ignition coils, electronic controls, sensors, emissions components, solenoids, switches, voltage regulators and wire sets. These products are primarily used to regulate the ignition, emissions and fuel management functions of the engine and determine vehicle performance. Replacement rates for these products are higher for vehicles that have reached the primary repair age range of seven to 12 years old. Our products in this category consist of approximately 38,300 part numbers. Primary competitors for engine management products include Standard Motor Products and AC Delco.

Cooling Products

We are a leading designer and manufacturer of a broad range of cooling systems. Our cooling systems products are distributed to both the aftermarket and OEMs under the Airtex, ASC and Master Parts brand names and private labels. The acquisition of ASC has significantly enhanced our water pump business. Currently, our primary water pump competitors are GMB North America, Inc. and Gates Corporation.  Set forth below is a description of our cooling systems products:

•	Water Pumps: Serve the essential role of dissipating excess heat from the engine with approximately 1,600 distinct types of water pumps; and
•	Other: Includes industrial components and other products with a selection of approximately 500 other part numbers.

Our Sales Channels and Customers

Our sales are diversified between the aftermarket sales channels (retail, traditional, heavy-duty and OES) and the OEM sales channel, which enables us to capture demand throughout the life cycle of the vehicle. In the early part of a vehicle’s life, the OES channel services a significant percentage of aftermarket vehicle maintenance and repair volume as the vehicle is under the original OEM warranty period. However, as vehicles age and their warranties expire, consumers increasingly rely on the retail or traditional aftermarket channels for vehicle maintenance.

The Aftermarket

Approximately 88% of our 2009 net sales were to the aftermarket, which is subdivided into four primary channels: retail, traditional, heavy-duty and OES.

The retail channel represented approximately 47% of our 2009 net sales. The retail channel is our largest channel and has historically provided us with a steadily increasing revenue stream. As retailers become increasingly focused on consolidating their supplier base, we believe that our broad product offering, product quality and customer service make us increasingly valuable to these customers. One of our longest standing customers is AutoZone, which we have been supplying since the opening of its first store in 1979. We believe that we are one of the few suppliers in the industry that can provide AutoZone with the levels of quality, customer service and product breadth that AutoZone requires, which is substantiated by our receipt of multiple awards from AutoZone since 1994, including the “Extra Miler” Award 2007 and 2008, Vendor of the Year Award 2008, and “Whatever it Takes to do the Job Right” Award 2008. Other awards we have received in the retail channel include O’Reilly Auto Parts “Changeover Award” in 2009 for work with O’Reilly Auto Parts’ acquisition of CSK, O’Reilly Auto Parts Vendor of the Year 2007 and Advance Auto Parts Vendor of the Year 2005.

The traditional channel is comprised of established warehouses and installers and represented approximately 25% of our 2009 net sales. The traditional channel is important to us because it is the primary source of products for professional mechanics, or the DIFM market. We have many long-standing relationships with leading customers in the traditional channel, such as CARQUEST and NAPA, for whom we have supplied products for over 20 years. We believe that our strong position in this channel allows us to capitalize on the growth of the traditional channel within the aftermarket. We believe that professional mechanics place a premium on the quality of a product and unlike the retail channel, end users in this channel require manufacturers to provide a high level of individual customer service, including field support and product breadth and depth. Awards from customers in the traditional channel include: CARQUEST Vendor of the Year Award 2005, 2006 and 2007; NAPA Excellence in Shipping Performance 2005; Automotive Distribution Network Preferred Vendor Award 2005; Aftermarket Auto Parts Alliance “Gold Level Supplier for Outstanding Shipping Performance 2007,” and Aftermarket Auto Parts Alliance “Outstanding Private Label Vendor 2006.”

The traditional channel also includes installers such as quick lubes, tire dealers and full service gas stations. Almost all of our sales to installers consist of filtration products, which are supplied to the national and regional service chains through distributors such as Valvoline and Firestone. Installers require “Just-In-Time” availability, ability to meet competitive price points and product breadth and depth.

We believe the large and highly fragmented heavy-duty aftermarket channel, which accounted for approximately 8% of our 2009 net sales, provides us with one of our best opportunities for growth. We believe heavy-duty truck owners tend to be less price-sensitive and more diligent about maintenance of their vehicles than vehicle owners in other markets, as idle vehicles typically represent lost revenue potential for heavy-duty truck owners. As a result, we believe that heavy-duty trucks are more likely to have consistent routine maintenance performed with high quality parts. We believe we have developed a well-recognized brand presence in this channel through our Luber-finer brand of filtration products.

The OES channel is comprised of a diverse mix of dealership service bays in the automotive, truck, motorcycle and watercraft vehicle markets, and represented approximately 8% of our 2009 net sales. A substantial majority of our OES 2009 net sales were derived from sales of filtration products and cooling systems. Our position in this channel allows us to capitalize on vehicle maintenance in the early years of a vehicle’s life, when the vehicle is under warranty and the consumer typically returns to the dealer for routine maintenance. Our most significant OES channel customers include service parts operations associated with companies such as GM, Ford and Chrysler.

Original Equipment Manufacturers

Although the OEM channel comprised only approximately 7% of our 2009 net sales, it is an important sales channel to us because OEM affiliations have a direct impact on our aftermarket credibility. We believe aftermarket customers show a preference for products that were utilized in original equipment. We sell products to a diverse mix of OEMs, enabling us to capitalize on a number of different opportunities and market shifts. Our OEM products are sold to end users within each of the following categories:

•	Automotive: Chrysler, Ford, GM, Remy and Volkswagen
•	Recreational Equipment: Onan and Polaris
•	Heavy-duty Truck: Caterpillar, Freightliner, GM, Parker Hannifin and Perkins
•	Agriculture: John Deere and Kubota
•	Marine: Mercury Marine and Sierra Supply
•	Lawn and Garden: Briggs and Stratton, John Deere and Kohler
•	Motorcycle: Harley-Davidson and Kawasaki

Customers

We distribute our products primarily in North America and Europe to customers across several sales channels, including the retail, traditional, installer and OES aftermarket channels and OEMs of automotive, trucking, agricultural, marine, mining and construction equipment. We have maintained long-standing relationships with our customers and have been servicing many for well over a decade. Our top five customers in 2009 included AutoZone, Advance Auto Parts, O’Reilly Auto Parts, CARQUEST and General Motors. Sales to AutoZone were approximately 30% of our total net sales in 2009 and 29% of our total net sales in 2008. Our customers include:

•	Retail: Advance Auto Parts, AutoZone and O’Reilly Auto Parts
•	Traditional: Alliance, CARQUEST, NAPA, Network and Uni-Select
•	Installer: Firestone, Service Champ and Valvoline
•	OES: Ford, GM Service Parts Organization and Saturn
•	OEM: Ford, Chrysler, GM and Remy
•	Heavy Duty: Caterpillar, Freightliner, Mr. Lube, Parker Hannifin and Perkins

Sales and Marketing

We market our products to a wide range of customers across a variety of global sales channels. To effectively address the requirements of our customers and end users, our sales people are primarily organized by product category and secondarily by sales channel. During 2006, we combined the individual in-house sales forces for each product category in the traditional channel into one UCI sales force and also established a new export sales force. We are increasing our focus on international markets and believe there are opportunities for growth in selected areas. For financial information concerning geographic distribution of our 2007, 2008 and 2009 net sales, see Note 18 to our audited consolidated financial statements included in this Form 10-K.

We use both a direct sales force and independent manufacturers’ representatives to market and sell our products. The number of sales personnel varies within each sales group. Each sales group is uniquely qualified to sell its particular products and to focus on the requirements of its particular market. We believe that the market positions we hold with respect to certain of our products are, in part, related to the specialization of our sales groups.

Operations

Our operational strategy is to pursue operational excellence at all of our facilities. This strategy encompasses a lean philosophy which focuses on continuous improvement in inventory management, customer delivery, plant utilization and cost structure. The foundation for this strategy is based in the principles of lean manufacturing, which targets the elimination of waste from every business process.

We have made substantial progress in the implementation of lean manufacturing and have received the related benefits. We plan to continue our emphasis on lean manufacturing by expanding its use at all of our facilities. As a result of this lean cost culture, we have consolidated several of our distribution and manufacturing facilities since 2003 which allowed us to reduce our cost structure, maximize capacity utilization and generate industry leading margins.

We expanded our global manufacturing and sourcing capabilities through the ASC acquisition, which added two manufacturing facilities and an engineering and procurement office in China.  We have since made substantial investments to establish filtration and fuel pump manufacturing capabilities in China.  With significant available capacity in our Chinese facilities, we have near-term plans to place additional product manufacturing in China to take further advantage of our low-cost country manufacturing and sourcing resources.

In addition, we will continue to examine each of our logistics and distribution systems with an objective of developing an integrated system that fully meets customer requirements, eliminates redundancies, lowers costs and minimizes inventories and cycle times.

Suppliers and Raw Materials

We purchase various components and raw materials for use in our manufacturing processes as well as purchasing finished parts for resale. In 2009, we sourced purchases from approximately 1,200 suppliers. Our raw materials include steel and other commodities, such as aluminum, iron, plastic and other petrochemical products, packaging material and media.  During periods of peak demand such as 2008, we have experienced significant price increases and/or surcharges. More recently, the demand for many of the commodities used in our business has lessened and we have experienced lower prices on many of our commodities.  While we have been, and expect to continue to be able to obtain sufficient quantities of these raw materials to satisfy our needs, in the future we may be required to pay higher prices and/or have difficulty procuring these raw materials.

To manage our supply spending, we have established a centralized purchasing organization, including a group of dedicated buyers at each of our locations.  This organization consists of 56 employees, including 18 individuals in China.  While specific raw material and product expertise resides largely at our operating locations, we coordinate overall procurement activities through our centralized purchasing organization, which enables us to leverage the collective buying power of the Company.  The centralized purchasing organization also establishes the strategy and policy for contracts and commodity risk management in areas such as steel, aluminum, plastics, petrochemical products, packaging and media.

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

Employees

As of December 31, 2009, we had approximately 4,350 employees, with union affiliations and collective bargaining agreements at two of our businesses, representing approximately 9% of our workforce. Management considers our labor relations to be good and our labor rates competitive. Since 1984, we have had one minor three-day work stoppage at a Fairfield, Illinois plant which took place in August 2004 and did not result in any material change in capacity or operations at the plant or the business as a whole.

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

We have been identified as a potentially responsible party for contamination at three formerly operated sites. One of these sites is a former facility in Edison, New Jersey, (the “New Jersey Site”) where a state agency has ordered us to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. We are analyzing what further investigation and remediation, if any, may be required at the New Jersey Site. The second site is a previously owned site in Solano County, California. At the request of the regional water board, we are investigating and analyzing the nature and extent of the contamination and are conducting some remediation. In addition to the two matters discussed above, we have been named as a potentially responsible party at a site in Calvert City, Kentucky.  Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the amounts accrued at December 31, 2009 by a material amount, if at all.

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

We generate a large percentage of our sales from our business with AutoZone, but we cannot assure you that AutoZone will continue to purchase from us. Sales to AutoZone accounted for approximately 30% of our total net sales in fiscal 2009 and 29% of our total net sales in 2008, respectively. Several of our competitors are likely to pursue business opportunities with this customer and threaten our current position. If we fail to maintain this relationship, our net sales will be significantly diminished. Even if we maintain our relationship, our net sales concentration as a result of this relationship increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Any change in the terms of our sales to this customer could have a material impact on our financial position and results of operations.

If the North American light vehicle aftermarket adopts more expansive return policies or practices such as extended payment terms, our cash flow and results of operations could be harmed.

We are subject to returns from customers, some of which may manage their excess inventory through returns. In line with industry practices, arrangements with customers typically include provisions that permit them to return specified levels of their purchases. Returns have historically represented approximately 3% to 5% of our sales. If returns from our customers significantly increase, our profitability may be adversely affected. In addition, some customers in the North American light vehicle aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms. To the extent customers extend payment terms, our cash flow may be adversely affected.

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months and as a result, the markets have exerted downward pressure on the availability of liquidity and credit capacity for many issuers. While currently these conditions have not materially impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could increase the cost of financing.

We need liquidity to pay our operating expenses, interest on our debt and capital expenditures. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Our primary sources of liquidity are cash on hand, cash flow from operations and factoring of customer trade accounts receivable. Subject to certain limitations, UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements. At December 31, 2009, we had factoring relationships with eight banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all.

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

As of December 31, 2009, we had approximately 4,350 employees, with union affiliations and collective bargaining agreements at two of our businesses, representing approximately 9% of our workforce. Other than a three-day work stoppage at our Fairfield, Illinois plant in August 2004, we have not had a labor stoppage since 1984. Although we believe that our relations with our employees are currently good, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, many of our direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their other suppliers could result in slowdowns or closings of assembly plants that use our products. Organizations responsible for shipping our products may also be impacted by occasional strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

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

Material increases in the price of crude oil have, historically, been a contributing factor to the periodic reduction in the global demand for and use of automobiles. A significant increase in the price of crude oil could reduce global demand for and use of automobiles and shift customer demand away from larger cars and light trucks (including SUVs), which we believe have more frequent replacement intervals for our products, which could have an adverse effect on our profitability. For example, historic highs in crude oil prices and corresponding historic highs in gasoline prices at the pump in 2008 impacted consumers’ driving habits. In addition, particularly in the latter part of 2008 and 2009, consumers’ driving habits were impacted by deteriorating economic conditions. U.S. Department of Energy statistics indicate that miles driven in the United States for the year 2008 were 3.2% lower than for 2007. Miles driven in 2009 increased only slightly from 2008.  If total miles driven were to continue to decrease and consumers extend the mileage interval for routine maintenance, we could experience a decline in demand for our products due to a reduction in the need for replacement parts. Further, as higher gasoline prices and economic conditions result in a reduction in discretionary spending for auto repair by the end users of our products, our results of operations could be impacted.

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

UCI’s wholly owned subsidiary, Champion Laboratories, Inc. (“Champion”), has been named as one of multiple defendants in two consolidated amended complaints alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1 and state law, related to aftermarket oil, air, fuel and transmission filters. The complaints are styled as putative class actions. One asserts claims on behalf of a putative class of direct filter purchasers and the other asserts claims on behalf of a putative class of indirect filter purchases. Both complaints seek damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees. Champion and UCI have both been named in a similar lawsuit filed by the Gasoline and Automotive Service Dealers of America (“GASDA”) trade association. The GASDA complaint seeks an injunction, costs and attorney’s fees. Champion, but not UCI, was also named as one of five defendants in a putative class action filed in Quebec, Canada. This action alleges conspiracy violations of the Canadian Competition Act and violations of the obligation to act in good faith (contrary to art. 6 of the Civil Code of Quebec) related to the sale of aftermarket filters. The plaintiff seeks compensatory damages against the five defendants in the amount of $5 million and $1 million in punitive damages. Champion, but not UCI, was also named as one of 14 defendants in a putative class action filed in Ontario, Canada. This action alleges civil conspiracy, intentional interference with economic interests, and conspiracy violations under the Canadian Competition Act related to the sale of aftermarket filters. The plaintiff seeks $150 million in general damage against the 14 defendants and $15 million in punitive damages. The Office of the Attorney General for the State of Florida is also investigating the allegations raised in these suits. We are fully cooperating with the Florida Attorney General investigation.

The Antitrust Division of the Department of Justice (DOJ) investigated the allegations raised in these suits and certain current and former employees of the defendants, including Champion, testified pursuant to subpoenas.  On January 21, 2010, DOJ sent a letter to counsel for Champion stating that “the Antitrust Division’s investigation into possible collusion in the replacement auto filters industry is now officially closed.”

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

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we grow, we may have to incur capital expenditures. Historically, we have been able to fund these expenditures through cash flow from operations and borrowings under UCI’s senior credit facilities. However, UCI’s senior credit facilities contain limitations that could affect our ability to fund our future capital expenditures and other capital requirements. In addition, the revolving credit facility of UCI’s senior credit facility terminated in June 2009. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce our net sales and profitability.

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

Our business is subject to certain risks associated with doing business internationally. The net sales of our foreign subsidiaries represented approximately 8% of our total net sales for the year ended December 31, 2009. In addition, we operate seven manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

As a result of increased international production and sourcing of components and completed parts for resale, we are exposed to risks related to the effects of changes in foreign currency exchange rates, principally exchange rates between the U.S. dollar and the Chinese Yuan. The currency exchange rate from Chinese Yuan to U.S. dollars has historically been stable, in large part due to the economic policies of the Chinese government. However, there are no assurances that this currency exchange rate will continue to be as stable in the future. The U.S. government has stated that the Chinese government should reduce its influence over the currency exchange rate and let market conditions control. Less influence by the Chinese government will most likely result in the Chinese Yuan strengthening against the U.S. dollar. During the period June 30, 2007 through June 30, 2008, the dollar weakened against the Chinese Yuan by approximately 11%. The relationship of the Chinese Yuan to the U.S. dollar has remained stable since June 2008.  An increase in the Chinese Yuan against the dollar means that we will have to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales. In that event, we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.

Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. During the period March 31, 2009 through December 31, 2009, the U.S. dollar weakened against the Mexican peso by approximately 11%, partially offsetting the trend experienced in the prior six months.  A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more in pesos to obtain inventory from the United States, which translates into higher cost of sales for the Mexican operations. We are attempting to obtain price increases from our customers for the products sold by our Mexican operations, but there are no assurances that we will be successful.

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

As of December 31, 2009, we had total indebtedness of $748.5 million, consisting of the Holdco Notes, and our subsidiaries had $424.4 million of indebtedness (not including intercompany indebtedness).

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

As of December 31, 2009, the aggregate amount of indebtedness of Holdco and our subsidiaries was $748.5. We cannot assure you that our subsidiaries that have their debt accelerated will be able to repay such indebtedness. We can also not assure you that our assets and our subsidiaries’ assets will be sufficient to fully repay the Holdco Notes and our other indebtedness. See “Description of Other Indebtedness.”

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

Our cash interest expense for fiscal year 2009 was $28.7 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the Holdco Notes, UCI’s senior credit facilities and UCI’s senior subordinated notes, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, including the Holdco Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness including the Holdco Notes, the senior credit facilities and the senior subordinated notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all. In addition, the indentures governing the Holdco Notes and UCI’s senior subordinated notes and the agreement governing UCI’s senior credit facilities limit our ability to sell assets and will also restrict the use of proceeds from any such sale. Furthermore, UCI’s senior credit facilities are secured by substantially all of the assets of UCI. Therefore, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.

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

The indentures governing the Holdco Notes and the senior subordinated notes and the agreement governing UCI’s senior credit facility limit our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur additional indebtedness;
•	sell assets, including capital stock of restricted subsidiaries;
•	agree to payment restrictions affecting our restricted subsidiaries;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into transactions with our affiliates;
•	incur liens; and
•	designate any of our subsidiaries as unrestricted subsidiaries.

In addition, as of the end of any given quarter, UCI’s senior credit facilities require us to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, covering the previous four quarters, through the term of the senior credit facilities. At December 31, 2009, UCI was required to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio of 4.10 to 1 and 2.8 to 1, respectively. These ratio requirements change quarterly under the terms of UCI’s senior credit facilities. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the indentures governing the Holdco Notes and UCI’s senior subordinated notes and the agreement governing the senior credit facilities could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

The breach of any of these covenants or restrictions could result in a default under the indentures governing the Holdco Notes or UCI’s senior subordinated notes and the agreement governing UCI’s senior credit facilities. An event of default under either or both of these indentures or UCI’s senior credit facilities would permit some of our lenders to declare all amounts borrowed from them to be due and payable. An event of default under either of these indentures or UCI’s senior credit facilities would likely result in a cross default under either or both of the other instruments. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing that debt. In addition, if any of our other indebtedness is accelerated, we may be unable to make interest payments on the Holdco Notes and repay the principal amount of the notes.

We are controlled by Carlyle, whose interests in our business may be different than yours.

As of December 31, 2009, Carlyle Partners III, L.P. and CP III Coinvestment, L.P., both of which are affiliates of Carlyle, owned 90.8% of our equity and are able to control our affairs in all cases. Our entire board has been designated by the affiliates of Carlyle and a majority of the board is associated with Carlyle. In addition, the affiliates of Carlyle control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The interests of Carlyle and its affiliates could conflict with yours. In addition, Carlyle or its affiliates may in the future own businesses that directly compete with ours.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain 20 manufacturing facilities, 14 of which are located in North America, 2 in Europe and 4 in China. In addition, we maintain 9 distribution and warehouse facilities. Listed below are the locations of our principal manufacturing facilities:

	Location	Owned/Leased	Square Footage	Products Manufactured
North America	Albion, Illinois I	Owned	271,000	Spin-on Oil Filters; Heavy-duty Lube Filters; Micro Glass Elements
	Albion, Illinois II	Owned	53,000	Spin-on Oil Filters; Poly Panel Air Filters
	Albion, Illinois III	Owned	50,000	Heavy-duty Lube Units; Round Air Filters
	Albion, Illinois IV	Owned	101,000	Heavy-duty Air Filters; Radial Air Filters; Automotive Conical and Radial Air Filters
	Shelby Township, Michigan	Leased	30,000	Auto Fuel Filters
	West Salem, Illinois	Owned	217,000	Heavy-duty Lube Filters; Spin-on Oil Filters
	York, South Carolina	Owned	189,000	Auto Spin-on Oil Filters
	Fairfield, Illinois I	Owned	183,000	Electric and Mechanical Fuel Pump Components
	Fairfield, Illinois II	Owned	457,000	Electric Fuel Pump Assemblies and Components; Mechanical Fuel Pumps and Components
	North Canton, Ohio	Leased*	210,000	Water Pump Assemblies
	Fond du Lac, Wisconsin I	Owned	188,000	Distributor Caps and Rotors
	Fond du Lac, Wisconsin II	Owned	36,000	Electronic Controls; Sensors; Voltage Regulators
	Puebla, Mexico	Three Owned Buildings	229,000	Gray Iron Foundry Castings; Water Pump Seal Assemblies; Water Outlets; Water Pump Assemblies and Components
	Reynosa, Mexico	Owned	108,000	Coils; Distributor Caps and Rotors; Sensors; Solenoids; Switches and Wire Sets; 5,000 square feet utilized for Fuel Products
Europe	Mansfield Park, United Kingdom	Leased	100,000	Radial Seal Air Filters; Poly Panel Air Filters; Heavy-duty Air Filters; Dust Collection Filters
	Zaragoza, Spain	Leased	86,000	Water Pump Assemblies; Gray Iron Foundry Castings; Water Pump Seal Assemblies; Water Outlets; Water Pump Assemblies and Components
China	Tianjin, China	Land leased/Building owned	162,000	Water Pump Components
	Tianjin Economic Development Areas, China	Leased	60,000	Fuel Pump Components
	Wujiang, China	Leased	35,000	Light-duty Panel Air Filters
	Yanzhou, China	Owned/Leased**	241,000/134,000	Water Pump Components

*	Leased from a related party.

**	Owned/Leased by joint venture in which we have 51% ownership.

ITEM 3. LEGAL PROCEEDINGS

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

On December 1, 2008, all of the indirect purchaser plaintiffs, except Gasoline and Automotive Service Dealers of America (“GASDA”), filed a Consolidated Indirect Purchaser Complaint.  This complaint names Champion as one of multiple defendants, but it does not name UCI.  The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law.  The indirect purchaser plaintiffs seek damages, including statutory treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.  On February 2, 2009, Champion and the other defendants jointly filed a motion to dismiss the Consolidated Indirect Purchaser Complaint.  On November 5, 2009, the Court granted the motion in part, and denied it in part.  The Court directed the indirect purchaser plaintiffs to file an amended complaint conforming to the order.  On November 30, 2009, the indirect purchasers filed an amended complaint.  On December 17, 2009, the indirect purchasers filed a motion for leave to file a second amended complaint.  On December 22, 2009, the Court granted the motion for leave, but gave defendants permission to move to dismiss the second amended complaint.  Defendants’ filed that motion to dismiss on January 19, 2010.

On February 2, 2009, Champion, UCI and the other defendants jointly filed a motion to dismiss the GASDA complaint.  On April 13, 2009, GASDA voluntarily dismissed UCI from its case without prejudice.  On November 5, 2009, the Court granted defendants’ motion.

Pursuant to a stipulated agreement between the parties, all defendants produced limited initial discovery on January 30, 2009.  On December 10, 2009 the plaintiffs filed their first sets of interrogatories and requests for production of documents.  On January 11, 2010, all defendants filed a number of discovery requests to plaintiffs and third parties.  All discovery responses were due on February 16, 2010.  On January 21, 2010, the Court entered a scheduling order for discovery.  Under this order, discovery related to class-certification will proceed immediately, with document production scheduled to be completed no later than June 21, 2010.  Class certification briefing will follow the completion of document production, and expert discovery on merits-related issues follow the court’s ruling on plaintiffs’ motions for class certification.

On January 12, 2009, Champion, but not UCI, was named as one of ten defendants in a related action filed in the Superior Court of California, for the County of Los Angeles on behalf of a purported class of direct and indirect purchasers of aftermarket filters.  Peerali v. Champion Laboratories, Inc. et al., No. BC405424.  On March 5, 2009, one of the defendants filed a notice of removal to the U.S. District Court for the Central District of California, and then subsequently requested that the JPML transfer this case to the Northern District of Illinois for coordinated pre-trial proceedings, and the JPML did.

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

On July 30, 2008, the Office of the Attorney General for the State of Florida issued Antitrust Civil Investigative Demands to Champion and UCI requesting documents and information related to the sale of oil, air, fuel and transmission filters.  We are cooperating with the Attorney General’s requests.  On April 16, 2009, the Florida Attorney General filed a complaint against Champion and eight other defendants in the Northern District of Illinois.  The complaint alleges violations of Section 1 (f) of the Sherman Act and Florida law related to the sale of aftermarket filters.  The complaint asserts direct and indirect purchaser claims on behalf of Florida governmental entities and Florida consumers.  It seeks damages, including statutory treble damages, penalties, fees, costs and an injunction.  The Florida Attorney General action is being coordinated with the rest of the filters cases pending in the Northern District of Illinois before the Honorable Robert W. Gettleman.

The Antitrust Division of the Department of Justice (DOJ) investigated the allegations raised in these suits and certain current and former employees of the defendants, including Champion, testified pursuant to subpoenas.  On January 21, 2010, DOJ sent a letter to counsel for Champion stating that “the Antitrust Division’s investigation into possible collusion in the replacement auto filters industry is now officially closed.”

We intend to vigorously defend against these claims.

From time to time, we may be involved in other disputes or litigation relating to claims arising out of our operations. However, we are not currently a party to any other material legal proceedings.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

No trading market for our common stock currently exists.

(b) Holders

As of March 19, 2010, there were 66 holders of our common stock.

(c) Dividends

In December 2006, we paid a special cash dividend of approximately $96 per share on our common stock. Prior to that time, since the date of our incorporation on April 16, 2003, we did not pay dividends. It is our current policy to retain earnings to repay debt and finance our operations. In addition, UCI’s credit facility and indenture significantly restrict the payment of dividends on common stock.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued under the Amended and Restated Equity Incentive Plan of Holdco as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	127,715	$9.60	39,273
Equity compensation plans not approved by security holders	0	0	0
Total	127,715	$9.60	39,273

(1)	This includes shares subject to options outstanding under the Amended and Restated Equity Incentive Plan of Holdco.

(e) Stock Performance Graph

None.

(f) Recent Sales of Unregistered Securities

In 2009, Holdco granted 59,500 shares of its common stock to certain employees, and granted options to purchase 2,000 shares of its common stock to certain directors at an exercise price of $58.80 per share. Of the options granted in 2009, all remain outstanding, no shares of common stock have been issued pursuant to exercise of such options and no shares have returned to the stock option plan pool due to the forfeiture of such options. In 2009, 3,650 shares of Holdco common stock were issued to certain employees upon the exercise of options. The exercise prices of these options ranged from $5.00 to $23.63 per share.

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

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data have been derived from Holdco’s and, prior to Holdco’s inception, UCI Acquisition’s financial statements. The financial data as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 have been derived from the audited financial statements included in this Form 10-K. We derived the balance sheet data as of December 31, 2007, 2006 and 2005 and the statement of income data for the 2006 and 2005 years from audited financial statements that are not included herein. The data includes the results of operations of ASC beginning on May 25, 2006, the date of the acquisition of ASC by the Company. The operating results of the Company’s driveline components and specialty distribution operations, which were sold on June 30, 2006, and the Company’s lighting systems operation, which was sold on November 30, 2006, are presented as discontinued operations for all periods presented. The amounts are presented in millions of dollars.

	Year ended Dec. 31, 2009	Year ended Dec. 31, 2008	Year ended Dec. 31, 2007	Year ended Dec. 31, 2006	Year ended Dec. 31, 2005
			(in millions)
Statement of Income Data:
Net sales (1)	$885.0	$880.4	$969.8	$906.1	$812.7
Cost of sales (2) (3)	685.4	702.5	748.8	728.6	657.9
Gross profit	199.6	177.9	221.0	177.5	154.8
Operating expenses (income):
Selling and warehousing	56.6	62.9	61.2	60.0	57.3
General and administrative	47.7	51.6	49.9	42.9	37.9
Amortization of acquired intangible assets	5.8	6.3	7.0	6.7	5.9
Restructuring costs (gains) (3) (4)	0.9	2.4	(0.8)	13.4	—
Asset impairments and other costs (5)	—	0.5	3.6	—	21.5
Patent litigation costs (6)	7.0	—	—	—	—
Operating income	81.6	54.2	100.1	54.5	32.2
Interest expense, net	(60.5)	(65.4)	(72.9)	(44.2)	(36.1)
Write-off of deferred financing costs (7)	—	—	—	(2.6)	—
Other expense, net	(7.5)	(5.5)	(4.8)	(2.9)	(3.2)
Income (loss) before income taxes	13.6	16.7	22.4	4.8	(7.1)
Income tax expense (benefit)	5.1	(4.3)	8.4	0.2	0.5
Net income (loss) from continuing operations	8.5	(12.4)	14.0	4.6	(7.6)
Net income from discontinued operations, net of tax	—	—	—	2.0	3.1
Gain (loss) on sale of discontinued operations, net of tax	—	—	2.7	(16.9)	—
Net income (loss)	8.5	(12.4)	16.7	(10.3)	(4.5)
Less: Loss attributable to noncontrolling interest	(0.7)	(0.8)	(0.1)	(0.8)	—
Net income (loss) attributable to Holdco	$9.2	$(11.6)	$16.8	$(9.5)	$(4.5)

	Year ended Dec. 31, 2009	Year ended Dec. 31, 2008	Year ended Dec. 31, 2007	Year ended Dec. 31, 2006	Year ended Dec. 31, 2005
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$131.9	$46.7	$42.0	$31.5	$23.7
Working capital — continuing operations	339.3	298.5	280.9	280.2	254.7
Working capital — discontinued operations	—	—	—	—	56.5
Total assets	1,058.9	1,007.7	1,002.0	1,005.1	984.8
Debt (including current maturities)	741.6	732.9	696.6	727.4	442.5
Total shareholders’ equity (deficit)	9.2	(7.5)	49.6	19.3	280.3
Other Data:
Net cash provided by operating activities of continuing operations	$129.3	$31.7	$93.1	$74.1	$57.1
Net cash (used in) provided by operating activities of discontinued operations	—	—	—	(1.5)	5.7
Net cash used in investing activities of continuing operations	(22.1)	(31.5)	(19.0)	(79.7)	(26.5)
Net cash used in investing activities of discontinued operations	—	—	—	(2.9)	(5.3)
Net cash (used in) provided by financing activities of continuing operations	(22.0)	4.7	(63.5)	15.5	(15.7)

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

The remaining $0.7 million of water pump integration costs in 2007 and $7.0 million in 2006 are included in “Restructuring costs (gains).”

(4)
2006 includes asset write-downs and severance and other costs in connection with the closures of the Company’s Canadian fuel pump facility and Mexican filter manufacturing facility. 2007 includes a gain on the sale of land and building.

(5)	Includes impairments of property and equipment of a foreign entity, a trademark and software, and a write-down of assets related to the abandonment of a foreign subsidiary.

(6)	Includes trial costs and damages awarded in connection with an unfavorable jury verdict on a patent infringement matter. See Note 16 to the financial statements included in this Form 10-K.

(7)
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

Forward-Looking Statements

In this Annual Report on Form 10-K, Holdco makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-K and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

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

Overview

Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel delivery and cooling systems, and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that approximately 88% of our net sales in 2009 were made in the aftermarket, to a diverse customer base that includes some of the largest and fastest growing companies servicing the aftermarket. Sales in the North American light vehicle aftermarket, excluding tires, have grown at a compounded average annual growth rate of approximately 3.5% from 1998 through 2009.  However, aftermarket sales grew by only 0.1% in 2008 and are estimated to have declined by 1.2% in 2009.

Our sales to General Motors Corporation (GM) comprise approximately 6% of our consolidated sales. More than 85% of our sales to GM are to dealerships in the original equipment service (OES) channel, with the remainder to the original equipment manufacturing (OEM) sales channel for inclusion in new vehicle production. Our sales to Chrysler LLC (Chrysler) comprise less than 1% of our consolidated sales and are largely to the service organization in the OES channel. Both GM and Chrysler filed petitions under chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York during the second quarter of 2009, with both emerging from bankruptcy in the third quarter of 2009. GM and Chrysler assumed all contracts with Holdco companies. As widely publicized, GM and Chrysler’s reorganization plans included substantial reductions to the dealership base. Given that the majority of our sales to GM and Chrysler are to dealerships in the OES channel, the closure of these dealerships could result in lower Holdco sales to these customers. To date there has been no material change in our post-bankruptcy sales levels to GM and Chrysler; however there can be no assurance as to the level of demand for our products from those customers in the future.

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

A key metric in measuring aftermarket performance is miles driven. For 2008, the U.S. Department of Energy reported a decrease in miles driven of 3.2% (equaling 96 billion fewer miles). This was the first annual decrease in miles driven since 1980. We believe that high gasoline prices and generally weak economic conditions adversely affected our sales during the second half of 2008 and into 2009. During 2009, retail gasoline prices were significantly lower than the historic highs experienced at the beginning of the third quarter of 2008. Despite the lower retail gasoline prices, the negative trend in miles driven continued in the first quarter of 2009 (a 2.7% decrease over the comparable quarter in 2008) due to the ongoing weak economic conditions. The negative trend reversed in the last three quarters of 2009 as miles driven exceeded the comparable 2008 quarters.  For the full year of 2009, miles driven increased 0.1% from 2008.

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

Management believes that we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers. We believe that a key competitive advantage is that we have one of the most comprehensive product offerings in the vehicle replacement parts market, consisting of over 47,000 parts. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our industry.

However, it is also important to note that in 2009, 2008 and 2007, approximately 30%, 29% and 28%, respectively, of our total net sales were derived from our business with AutoZone. Our failure to maintain a healthy relationship with AutoZone would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Historically, we sold a small number of products under an AutoZone program called Pay-on-Scan. Under this program, we retained title to the product at AutoZone locations, and we recorded sales for the product when an AutoZone customer purchased it. In the second quarter of 2007, we and AutoZone terminated the Pay-on-Scan program for these products. Accordingly, sales of these products are now recorded when received by AutoZone. This change has not had a material effect on our on-going financial results. As part of the termination of the Pay-on-Scan program, AutoZone purchased all of the products at its locations that were previously under the Pay-on-Scan program. In the second quarter of 2007, we recorded $12.1 million of sales for these products.

Cost of sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs (including pension, postretirement and other fringe benefits), supplies, utilities, freight, depreciation, insurance and other costs. Cost of sales also includes all costs to procure, package and ship products that we purchase and resell.

During much of 2008, the cost of commodities, including steel, aluminum, iron, plastic and other petrochemical products, packaging materials and media, increased significantly compared to 2007. Energy costs also increased significantly during this period. These higher costs affected the prices we paid for raw materials and for purchased component parts and finished products. During 2009, general market prices for most commodities decreased from 2008 levels in reaction to global economic conditions and uncertainties regarding short-term demand. While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand from current levels for these commodities could result in cost increases and may make procurement more difficult in the future. Due to our inventory being accounted for on the first-in, first-out (FIFO) method, a time lag of approximately three months exists from the time we experience cost increases or decreases until these increases or decreases flow through cost of sales.

In addition to the adverse impact of increasing commodities and energy costs, we have been adversely affected by changes in foreign currency exchange rates, primarily relating to the Mexican peso. Our Mexican operations source a significant amount of inventory from the United States. In 2008, our Mexican operations sourced approximately $11.7 million from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. During the period March 31, 2009 through December 31, 2009, the U.S. dollar weakened against the Mexican peso by approximately 11%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States.

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

Revenue recognition. We record sales when title and risk of loss transfers to the customer, the sale price is fixed and determinable, and the collection of the related accounts receivable is reasonably assured.

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

New business changeover costs also can include the costs related to removing a new customer’s inventory and replacing it with our inventory, commonly referred to as a “stocklift.” Stocklift costs are recorded as a reduction to revenue when incurred.

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

We perform our annual goodwill impairment review in the fourth quarter of each year using discounted future cash flows. Management retains the services of a independent valuation company in order to assist in evaluating the estimated fair value of the Company.  The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to future cash flows of the Company, discount rates commensurate with the risks involved in the assets, future economic and market conditions, competition, customer relations, pricing, raw material costs, production costs, selling, general and administrative costs, and income and other taxes. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the Company, there is significant judgment in determining the cash flows.  Based upon the results of our impairment review, we determined that the fair value of the Company significantly exceeded the carrying value of the assets and no impairment existed.

Trademarks with indefinite lives are tested for impairment on an annual basis in the fourth quarter, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of these assets, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value. In 2008, we recorded a trademark impairment loss of $0.5 million. In 2007, we recorded a trademark impairment loss of $3.6 million. See Note 9 to the financial statements included in this Form 10-K.

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

The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in Holdco’s December 31, 2009 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.0 million accrued at December 31, 2009 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters and related litigation, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Results of Operations

The following table was derived from Holdco’s consolidated income statements for the years ended December 31, 2009, 2008 and 2007. The amounts are presented in millions of dollars.

	2009	2008	2007
Net sales	$885.0	$880.4	$969.8
Cost of sales	685.4	702.5	748.8
Gross profit	199.6	177.9	221.0
Operating (expenses) income
Selling and warehousing	(56.6)	(62.9)	(61.2)
General and administrative	(47.7)	(51.6)	(49.9)
Amortization of acquired intangible assets	(5.8)	(6.3)	(7.0)
Restructuring (costs) gains	(0.9)	(2.4)	0.8
Trademark impairment loss	—	(0.5)	(3.6)
Patent litigation costs	(7.0)	—	—
Operating income	81.6	54.2	100.1
Other expense
Interest expense, net	(60.5)	(65.4)	(72.9)
Management fee expense	(2.0)	(2.0)	(2.0)
Miscellaneous, net	(5.5)	(3.5)	(2.8)
Income (loss) before income taxes	13.6	(16.7)	22.4
Income tax (expense) benefit	(5.1)	4.3	(8.4)
Net income (loss) from continuing operations	8.5	(12.4)	14.0
Gain on sale of discontinued operations, net of tax	—	—	2.7
Net income (loss)	8.5	(12.4)	16.7
Less: Loss attributable to noncontrolling interest	(0.7)	(0.8)	(0.1)
Net income (loss) attributable to UCI Holdco, Inc.	$9.2	$(11.6)	$16.8

Year Ended December 31, 2009 compared with Year Ended December 31, 2008

Net sales. Net sales of $885.0 million in 2009 increased $4.6 million, or 0.5%, compared to net sales of $880.4 million in 2008.  Sales in 2008 were reduced by a $6.7 million loss provision resulting from the unusually high level of warranty returns related to a specific category of parts. In connection with obtaining new business, sales were reduced by $5.0 million in 2009 and $7.8 million in 2008. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers in connection with securing new business with our customers.

Excluding the 2008 $6.7 million warranty loss provision, and the effects of obtaining new business from both periods, sales were 0.5% lower in 2009 compared to 2008.  Within the aftermarket channel, our retail and traditional channel sales increased approximately 5.7% and approximately 6.5%, compared to 2008, respectively, while sales to dealerships in the OES channel decreased approximately 6.6%. The increased sales in the retail and traditional channels reflect the sales growth experienced by our retail and traditional customer base. The overall uncertainty surrounding GM and Chrysler leading up to their bankruptcy proceedings initiated during the second quarter of 2009 resulted in the decreased OES channel sales. Our heavy-duty aftermarket sales also decreased approximately 23.3% due to weakness in the transportation segment. OEM sales, which comprise only 7% of our sales, decreased approximately 17.7% compared to 2008 due to general economic conditions in the United States and the significant downturn in the automotive industry, which resulted in a reduction in vehicles manufactured.

Gross profit. Gross profit, as reported, was $199.6 million for 2009 and $177.9 million for 2008. Both periods included special items which are presented in the following table along with a comparison of adjusted gross profit after excluding such special items. Adjusted gross profit is a non-GAAP financial measurement of our performance which is not in accordance with, or a substitute for, GAAP measures. It is intended to supplement the presentation of our financial results that are prepared in accordance with GAAP. We use adjusted gross profit as presented to evaluate and manage our operations internally. You are encouraged to evaluate each adjustment and whether you consider it to be appropriate.

	2009	2008
	(in millions)
Gross profit, as reported	$199.6	$177.9
Add back special items:
Nonrecurring provision for warranty costs	—	6.7
New business changeover and sales commitment costs	5.0	7.8
Severance costs	0.8	0.1
Costs to establish additional manufacturing in China	0.5	3.1
	$205.9	$195.6

The “Nonrecurring provision for warranty costs” in 2008 related to an unusually high level of warranty returns of a specific category of parts. When these parts are subjected to certain conditions, they experience a higher than normal failure rate. As a result of the higher than normal failure rate, a $6.7 million warranty loss provision was recorded in 2008. We modified the design of these parts in 2008 to eliminate this issue.

The 2009 $5.0 million and the 2008 $7.8 million of “new business changeover and sales commitment costs” were up-front costs incurred to obtain new business and to extend existing long-term sales commitments.

The 2009 $0.5 million and 2008 $3.1 million of “costs to establish additional manufacturing in China” related to start-up costs establishing two new factories in China.

Excluding the special items, adjusted gross profit increased to $205.9 million in 2009 from $195.6 million in 2008, and the related gross margin percentage increased to 23.1% in 2009 from 21.9% in 2008. The gross margin percentage is based on sales before the effects of obtaining new business and deducting the $6.7 million warranty loss provision in 2008, which are discussed in the net sales comparison above.

The higher gross profit in 2009 as compared to 2008 was primarily due to the favorable effects of cost reduction initiatives to align our cost structure with our customers’ spending and current market conditions, lower commodity and energy costs, favorable exchange rates and price increases. The cost reduction initiatives included workforce reductions and other employee cost saving actions, as well as the institution of tight controls over discretionary spending.  Partially offsetting these factors were higher product returns expense (excluding the aforementioned special $6.7 million charge in 2008) and a higher percentage of third-party sourced products which have lower margins than manufactured product.

Selling and warehousing expenses. Selling and warehousing expenses were $56.6 million in 2009; $6.3 million lower than 2008. The reduction was driven by cost saving initiatives to reduce headcount, and tight controls over discretionary spending. Selling and warehousing expenses were 6.4% of sales in 2009 and 7.1% in 2008.

General and administrative expenses. General and administrative expenses were $47.7 million in 2009 and $51.6 million in 2008, a decrease of $3.9 million.  Costs incurred in connection with our antitrust litigation (discussed in Item 3 and in Note 16 to the financial statements included in this Form 10-K) were $1.5 million in 2009 as compared to $4.0 million in 2008 accounting for $2.5 million of the decrease in general and administrative expenses.  The 2009 reduction also included the favorable effects of lower salary expense due to headcount reductions and lower bad debt expense. The reduction in 2009 compared to 2008 was also attributable to 2008 costs associated with establishing two factories in China. These cost reductions were partially offset by $1.8 million of higher severance expense in 2009 and higher other employee costs related to matters other than headcount.

Restructuring costs. See Note 2 to the financial statements included in this Form 10-K.

Trademark impairment loss. See Note 9 to the financial statements included in this Form 10-K.

Patent litigation costs. See Note 16 to the financial statements included in this Form 10-K for a discussion of estimated costs in connection with an unfavorable jury verdict on a patent infringement matter.

Interest expense, net. Net interest expense was $4.9 million lower in 2009 compared to 2008. This reduction was primarily due to lower interest rates in 2009.

Income tax expense. Income tax expense was $9.4 million higher in 2009 as compared to 2008 due to higher pre-tax income in 2009. For reasons why the effective tax rates in both years differ from statutory rates, see the table in Note 14 to the financial statements included in this Form 10-K, which reconciles income taxes computed at the U.S. federal statutory rate to income tax expense.

Net income. Due to the factors described above, we reported a net income of $8.5 million in 2009 compared to a net loss of $12.4 million in 2008.

Net income attributable to UCI Holdco, Inc. After deducting losses attributable to a noncontrolling interest, net income attributable to UCI Holdco, Inc. was $9.2 million in 2009, compared to a net loss of $11.6 million in 2008.

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

The “Nonrecurring provision for warranty costs” in 2008 related to an unusually high level of warranty returns related to a specific category of parts. When these parts are subjected to certain conditions, they experience a higher than normal failure rate. As a result of the higher than normal failure rate, a $6.7 million warranty loss provision was recorded in 2008. We have modified the design of these parts to eliminate this issue.

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

When comparing 2008 and 2007 gross profit excluding the special items, lower sales volume in 2008 was the largest factor in our gross profit decline. The 2008 results were also adversely affected by the impact of significantly higher energy and commodity costs and currency fluctuations. Inflation-driven wage increases and higher warranty expense also contributed to the lower profits in the 2008 period compared to 2007. Partially offsetting these adverse effects were the benefits of our ongoing manufacturing cost reduction initiatives.

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

General and administrative expenses. General and administrative expenses were $51.6 million in 2008 and $49.9 million in 2007. 2008 included $4.0 million of costs incurred in connection with our antitrust litigation (discussed in Item 3 and in Note 16 to the financial statements included in this Form 10-K), inflation driven cost increases, $1.3 million higher expense for the cost of litigation and settlement of disputed matters, $2.2 million higher bad debt expense and $0.4 million of severance costs resulting from employee lay-offs. These cost increases were offset by lower employee bonus expense and $2.6 million lower stock option related costs.

Restructuring costs. See Note 2 to the financial statements included in this Form 10-K.

Trademark impairment loss. See Note 9 to the financial statements included in this Form 10-K.

Interest expense, net. Net interest expense was $7.5 million lower in 2008 compared to 2007. This reduction was due to lower debt levels and lower interest rates in 2008. Also, accelerated amortization of deferred financing costs associated with the voluntary prepayments of debt was $0.5 million higher in 2007.

Income tax expense. Income tax expense was $12.7 million lower in 2008 as compared to 2007 due to lower pre-tax income in 2008. For reasons why the effective tax rates in both years differ from statutory rates, see the table in Note 14 to the financial statements included in this Form 10-K, which reconciles income taxes computed at the U.S. federal statutory rate to income tax expense.

Gain on sale of discontinued operations, net of tax. See Note 3 to the financial statements included in this Form 10-K.

Net income. Due to the factors described above, we reported a net loss of $12.4 million in 2008 compared to a net income of $14.0 million in 2007.

Net income attributable to UCI Holdco, Inc. After deducting losses attributable to a noncontrolling interest, net loss attributable to UCI Holdco, Inc. was $11.6 million in 2008, compared to net income of $16.8 million in 2007.

Liquidity and Capital Resources

Historical Cash Flows

 Net cash provided by operating activities.

Year Ended December 31, 2009

Net cash provided by operating activities in 2009 was $129.3 million. Profits, before deducting depreciation and amortization, non-cash interest on the Holdco Notes of $28.9 million and other non-cash items, generated $78.9 million of cash. A decrease in inventory resulted in a generation of cash of $27.0 million. The decrease in inventory was due to (i) focused efforts to reduce inventory investments through improved inventory turns, (ii) higher sales in the fourth quarter of 2009 compared to the fourth quarter of 2008 and (iii) reduced material costs as compared to December 31, 2008 resulting from decreases in costs of certain commodities used in our operations. An increase in accounts payable resulted in a generation of cash of $7.2 million. The increase in accounts payable was due to initiatives with our vendors to reduce our working capital investment levels, which offset reductions in accounts payable related to the significantly lower inventory balances at December 31, 2009 compared to December 31, 2008. A decrease in accounts receivable resulted in a generation of cash of $1.0 million. The decrease in accounts receivable was due to an increase in factored accounts receivable during 2009.  This decrease was largely offset by an increase in sales of $25.6 million in the third and fourth quarters of 2009, as compared to the third and fourth quarters of 2008, and the impact of the higher mix of retail and traditional channel sales in relation to OEM and OES channels. Accounts receivable dating terms with OEM and OES customers are significantly shorter than retail and traditional customers. As a result of the higher mix of retail and traditional channel sales, gross account receivable days sales outstanding has increased. The effect of higher sales and changes in channel mix changes was partially offset by an increase in factored accounts receivable during 2009. Factored accounts receivable totaled $121.5 million and $80.1 million at December 31, 2009 and December 31, 2008, respectively.

Changes in all other assets and liabilities netted to a $15.2 million increase in cash. This amount consisted primarily of timing of payment of employee-related accrued liabilities, including salaries and wages, incentive compensation and employee insurance, timing of product returns and customer rebates and credits, timing of income tax payments and the accrual for the adverse patent litigation verdict.

Year Ended December 31, 2008

Net cash provided by operating activities in 2008 was $31.7 million. Profits, before deducting depreciation and amortization, non-cash interest of $29.8 million and other non-cash items, generated $56.5 million. An increase in accounts receivable and inventory resulted in the use of cash of $9.5 million and $19.1 million, respectively. The increase in accounts receivable was primarily due to increased days sales outstanding as a result of increased accounts receivable dating terms with certain customers, partially offset by lower sales in the latter half of 2008. Factored accounts receivable totaled $80.1 million and $81.1 million at December 31, 2008 and 2007, respectively. The increase in inventory was due to (i) lower than expected sales in the fourth quarter of 2008, (ii) higher inventory levels to support new business wins that began to ship in the first quarter of 2009, (iii) higher raw material costs resulting from the significant increases experienced in commodity costs in 2008 and (iv) increased production related to the ramp up of our Chinese operations. An increase in accounts payable resulted in a generation of cash of $3.0 million. Changes in all other assets and liabilities netted to a $0.8 million generation of cash. This amount included income tax refunds resulting from the carryback of 2006 operating losses to 2004, partially offset by employee-related accrued liabilities, including annual employee bonus and profit sharing payments, due to headcount reductions and the lower operating performance in 2008 as compared to 2007.

Year Ended December 31, 2007

Net cash provided by operating activities in 2007 was $93.1 million.  Profits, before deducting depreciation and amortization, non-cash interest on the Holdco Notes of $30.7 million, the $3.6 million non-cash trademark impairment loss and other non-cash items, and excluding the $1.7 million gain on the sale of Mexican land and building, generated $102.5 million.  An increase in accounts receivable resulted in the use of $24.9 million of cash.  This increase was the result of higher sales and, in certain cases, extended payment terms.  Net inventory reductions generated $15.4 million of cash.  An increase in accounts payable, due to normal fluctuations in the timing of purchases and payments, generated $9.5 million of cash.  The use of 2006 net operating losses lowered tax payments that otherwise would have been paid by $3.3 million.  Changes in all other assets and liabilities netted to a $12.7 million negative effect on cash.

Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, including routine expenditures for equipment replacement and efficiency improvements, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the years ended December 31, 2009, 2008 and 2007 were $15.3 million, $31.9 million and $29.7 million, respectively. The lower capital expenditures in 2009 are the result of capital spending being limited to expenditures necessary to maintain current operations and projects that have short payback periods.  The 2008 and 2007 amounts included $3.6 million and $1.7 million, respectively, for our two new factories in China.

Proceeds from the sale of property, plant and equipment for the years ended December 31, 2009, 2008 and 2007 were $2.6 million, $0.4 million and $10.7 million, respectively. In 2009, in order to accommodate expected growth in the European market, our Spanish operation was relocated to a new leased facility resulting in the idling of an owned facility. Proceeds for 2009 primarily related to the sale of that facility.  In 2007, we received $6.6 million, net of fees and expenses, from the sale of the land and building of the Mexican filtration operation that was closed in 2006. Also in 2007, we received $2.2 million, net of fees and expenses, of additional proceeds from the 2006 sale of our lighting systems operations.

During the second quarter of 2009, we posted $9.4 million of cash to collateralize a letter of credit required by our workers’ compensation insurance carrier. Historically, assets pledged pursuant to the terms of our senior credit facility provided the collateral for the letters of credit. As a result of the revolving credit facility termination, we were required to post $9.4 million of cash to collateralize the letter of credit. This cash is recorded as “Restricted cash” as a component of long-term assets on Holdco’s balance sheet at December 31, 2009. This cash is not available for general operating purposes as long as the letter of credit remains outstanding or until alternative collateral is posted.

Net cash provided by / used in financing activities. Net cash used by financing activities in 2009 was $22.0 million.  Net cash provided by financing activities in 2008 was $4.6 million, while net cash used in financing activities in 2007 was $64.1 million.

Borrowings of $13.2 million during 2009 consisted solely of short-term borrowings payable to foreign credit institutions.  In 2008, we borrowed $20.0 million under UCI’s revolving credit line to increase our short-term liquidity in light of the current challenging capital markets. The $8.0 million remainder of our borrowings during 2008 consisted of short-term borrowings payable to foreign credit institutions. Borrowings of $20.8 million during 2007 consisted solely of short-term borrowings payable to foreign credit institutions.

During the second quarter of 2009, we repaid the $20.0 million of outstanding borrowings under UCI’s revolving credit facility.  In 2008 and 2007, we used cash on hand to voluntarily repay $10.0 million and $65.0 million, respectively, of our term loan. Additionally, during 2009, 2008 and 2007, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $14.9 million, $12.9 million and $19.3 million, respectively.

Current Debt Capitalization and Scheduled Maturities

At December 31, 2009 and 2008, Holdco had $131.9 million and $46.7 million of cash and cash equivalents, respectively. Outstanding debt was as follows (in millions):

	December 31,
	2009	2008
UCI short-term borrowings	$3.5	$5.2
UCI revolving credit line borrowing	—	20.0
UCI capital lease obligations	0.9	1.2
UCI term loan	190.0	190.0
Holdco floating rate senior PIK notes	324.1	295.1
UCI senior subordinated notes	230.0	230.0
Amount of debt requiring repayment	748.5	741.5
Unamortized debt discount and issuance costs	(6.9)	(8.6)
	$741.6	$732.9

Short-term borrowings are routine short-term borrowings by our foreign operations.

Because of previous prepayments of our term loan, we do not have any scheduled repayments of the senior credit facility term loan until December 2011. While there are no scheduled repayments until December 2011, the senior credit facility does require mandatory prepayments of the term loan when we generate Excess Cash Flow as defined in the senior credit facility. We generated Excess Cash Flow in the year ending December 31, 2009 resulting in a mandatory prepayment of $17.7 million, payable within 95 days of December 31, 2009. This mandatory prepayment is presented as a component of Current maturities of long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2009.  The term loan matures in June 2012. UCI’s $230.0 million senior subordinated notes are due in 2013.

The Holdco Notes are due in 2013. Interest on the Holdco Notes will be paid by issuing new notes until December 2011. Therefore, the Holdco Notes will not affect our cash flow through 2011. Thereafter, all interest will be payable in cash. On March 15, 2012, and each quarter thereafter, Holdco is required to redeem for cash a portion of each note required to be redeemed to prevent the Holdco Notes from being treated as an applicable high yield discount obligation. In the schedule below, the $89.1 million of Holdco Notes that were issued in lieu of cash interest through December 31, 2009, have been included in the 2012 debt repayment amount. Depending on the circumstances, a portion of the $89.1 million may be paid after 2012.

Below is a schedule of required future debt repayments. The 2010 amount consists primarily of the mandatory prepayment of term debt of $17.7 million resulting from the generation of Excess Cash Flow in 2009 and routine short-term borrowings by UCI’s foreign operations. The amounts are presented in millions of dollars.

2010	$21.4
2011	41.0
2012	220.8
2013	465.1
2014	0.1
Thereafter	0.1
$748.5

The terms of UCI’s senior credit facility permit us to repurchase from time to time up to $75.0 million in aggregate principal amount of senior subordinated notes. As of March 19, 2010, neither we nor UCI had repurchased any of the senior subordinated notes, although we or UCI may, under appropriate market conditions, do so in the future through cash purchases or exchange offers, in open market, privately negotiated or other transactions. Similarly, we may from time to time seek to repurchase or retire the Holdco Notes. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.

Our significant debt service obligation is an important factor when assessing Holdco’s liquidity and capital resources. At our December 31, 2009 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $59.0 million. An increase of 0.25 percentage points (25 basis points) on our variable interest rate debt would increase our annual interest cost by $1.3 million.

Covenant Compliance

UCI’s senior credit facility requires us to maintain certain financial covenants and requires mandatory prepayments under certain events as defined in the agreement. Also, the facilities include certain negative covenants restricting or limiting our ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets and alter our business. In addition, the senior credit facility contains the following financial covenants: a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants are calculated on a trailing four consecutive quarters basis based on the operating results and indebtedness of UCI on a stand-alone basis. As of December 31, 2009, UCI was in compliance with all of these covenants.

UCI’s covenant compliance levels and ratios for the quarter ended December 31, 2009 are as follows:

	Covenant Compliance Level for the Quarter Ended December 31, 2009		Actual Ratios
Minimum Adjusted EBITDA to interest expense ratio	2.80	x	4.54	x
Maximum total debt to Adjusted EBITDA ratio	4.10	x	3.17	x

The minimum interest coverage ratio and maximum leverage ratio levels become increasingly more restrictive over time. UCI’s senior credit facility provides for a minimum Adjusted EBITDA to interest expense ratio and a maximum total debt to Adjusted EBITDA ratio as set forth opposite the corresponding fiscal quarter.

	Minimum Adjusted EBITDA to Interest Expense Covenant Compliance Level		Maximum Total Debt to Adjusted EBITDA Covenant Compliance Level
Quarter ending March 31, 2010	3.00	x	3.75	x
Quarter ending June 30, 2010	3.00	x	3.75	x
Quarter ending September 30, 2010 and thereafter	3.00	x	3.50	x

Adjusted EBITDA is used to determine UCI’s compliance with many of the covenants contained in UCI’s senior credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted by our lenders in calculating covenant compliance under UCI’s senior credit facility.

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

Trailing Four Quarters Ended Dec. 31, 2009
Net income attributable to UCI	$30.6
Interest, net of minority interest	30.0
Income tax expense	16.5
Depreciation, net of minority interest	27.9
Amortization	8.5
EBITDA	113.5
Special items:
Restructuring costs, net	1.2
Reduction in force severance	2.8
Patent litigation costs	7.0
Cost of defending class action litigation	1.5
New business changeover cost and sales commitment costs	5.0
Establishment of new facilities in China	0.5
Non-cash charges (stock options expense)	0.4
Management fee	2.0
Adjusted EBITDA	$133.9

Management’s Action Plan and Outlook

Our primary sources of liquidity currently are cash on hand, cash flow from operations and accounts receivable factoring arrangements.  At December 31, 2009, we had $131.9 million of cash and cash equivalents on hand.

Accounts Receivable Factoring

Factoring of customer trade accounts receivable is a significant part of our liquidity. Subject to certain limitations, UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements. At December 31, 2009, we had factoring relationships with eight banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all.

We sold approximately $225.9 million of receivables in 2009 and approximately $197.9 million in 2008. If receivables had not been factored, $121.5 million and $80.1 million of additional receivables would have been outstanding at December 31, 2009 and December 31, 2008, respectively. If we had not factored these receivables, we would have had to finance these receivables in some other way or reduce cash on hand. Our short-term cash projections assume a fairly constant level of factored accounts receivable with the $121.5 million at December 31, 2009.

Short-Term Liquidity Outlook

As a result of the termination of the revolving credit facility in 2009, our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund capital expenditures will depend on our ability to generate cash from operations and from factoring arrangements as discussed previously. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

In addition to the increased level of factoring previously discussed, we implemented a number of measures to improve the level of cash generated by our operations in order to increase our liquidity and to align our cost structure with our customers’ spending and current market conditions. These restructuring activities included:
•
Employment cost savings — we implemented hourly and salaried workforce reductions across all overhead and selling, general and administrative cost centers to align staffing levels with current business levels. At December 31, 2009, we had approximately 4,350 employees as compared to approximately 4,900 at December 31, 2008. Additionally in 2009, we implemented wage freezes, suspended certain matching contributions to defined contribution and profit sharing plans and other cost reduction activities.  The wage freeze and suspension of certain matching contributions continues into 2010.

•
Additional cost savings — in 2009, we critically evaluated overall overhead and selling, general and administrative discretionary spending and have instituted tight controls over discretionary spending, requiring additional approvals for all such spending across the Company.  The same tight controls over discretionary spending continue into 2010.

2007 and 2008 capital spending levels were higher than 2009 spending levels. Spending levels in 2007 and 2008 included $5.3 million for our two new facilities in China which are substantially complete, as well as funds to support other strategic initiatives. As part of our plans to conserve cash, 2009 capital spending was limited to expenditures necessary to maintain current operations and projects that have short payback periods.  2010 capital expenditures are expected to be in the range of $30 million to $33 million. This increase over 2009 primarily relates to funding specific targeted cost reduction opportunities.

Additionally, we will continue to aggressively manage our investment in working capital.

Based on our forecasts, we believe that cash flow from operations and available cash will be adequate to service debt, meet liquidity needs, and fund necessary capital expenditures for the next twelve months.

Long-Term Liquidity Outlook

Holdco is a holding company with no business operations or assets other than the capital stock of UCI Acquisition, which itself is a holding company with no operations or assets other than the capital stock of UCI. Consequently, Holdco is dependent on loans, dividends, and other payments from UCI to make payments of principal and interest in cash on the Holdco Notes.

If Holdco is unable to obtain adequate funds from UCI, it may not be able to pay cash interest or principal on the Holdco Notes when due. The terms of UCI’s term loan and senior subordinated notes significantly restrict UCI from paying dividends and otherwise transferring assets to Holdco. Therefore, we currently anticipate that in order to pay the principal and interest amounts of the Holdco Notes, we will be required to adopt one or more alternatives, such as refinancing all or a portion of Holdco’s indebtedness. In the future, we may also need to refinance all or a portion of the principal amount of UCI’s senior subordinated notes and/or senior credit facility borrowings on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.

Contractual Obligations

The following table is a summary of contractual cash obligations at December 31, 2009 (in millions):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt repayments (excluding interest) (1)	$21.4	$172.7	$465.2	$0.1	$659.4
Interest payments (2)	25.8	137.9	10.1	See (2) below	173.8
Estimated pension funding (3)	3.1	20.4	21.7	See (3) below	45.2
Other postretirement benefit payments (4)	0.7	1.3	1.5	See (4) below	3.5
Operating leases	5.8	8.8	6.8	12.2	33.6
Purchase obligations (5)	70.9	—	—	—	70.9
Management fee (6)	2.0	4.0	4.0	See (6) below	10.0
Unrecognized tax benefits (7)
Employment agreements	0.5	—	—	—	0.5
Total contractual cash obligations	$130.2	$345.1	$509.3	$12.3	$996.9

(1)	Debt repayments exclude $89.1 million of the Holdco Notes which were issued in lieu of cash interest. See (2) below for a discussion of the catch-up interest payment.

(2)
Estimated interest payments are based on the assumption that (i) December 31, 2009 interest rates will prevail throughout all future periods, (ii) debt is repaid on its due date, and (iii) no new debt is issued. Interest payments beyond year 5 are less than $0.1 million. Nevertheless, estimated interest payments were excluded from the table after year 5. Holdco is required to make cash payments for all accumulated PIK interest on the Holdco Notes in 2012 or in some combination of 2012 and 2013, depending on certain circumstances. In the above table, the entire cash payment is presented in 2012.

(3)
Estimated pension funding is based on the current composition of pension plans and current actuarial assumptions. Pension funding will continue beyond year 5. Nevertheless, estimated pension funding is excluded from the table after year 5. See Note 15 to the financial statements included in this Form 10-K for the funding status of the Company’s pension plans at December 31, 2009.

(4)
Estimated benefit payments are based on current actuarial assumptions. Benefit payments will continue beyond year 5. Nevertheless, estimated payments are excluded from the table after year 5. See Note 15 to the financial statements included in this Form 10-K for the funding status of the Company’s other postretirement benefit plans at December 31, 2009.

(5)	Included in the purchase obligations is $8.2 million related to property, plant and equipment. The remainder is for materials, supplies and services routinely used in the Company’s normal operations.

(6)	The management fee is excluded from the table after year 5. The management fee is expected to continue at an annual rate of $2.0 million as long as the ownership of the Company does not change.

(7)
Possible payments of $3.9 million related to unrecognized tax benefits are not included in the table because management cannot make reasonable reliable estimates of when cash settlement will occur, if ever. These unrecognized tax benefits are discussed in Note 14 to the financial statements included in this Form 10-K.

Commitments and Contingencies

Environmental

Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey (the “New Jersey Site”), where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. Holdco is analyzing what further investigation and remediation, if any, may be required at the New Jersey Site. The second site is a previously owned site in Solano County, California (the “California Site”), where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of the environmental matters related to the New Jersey Site and the California Site will not exceed the $1.6 million accrued at December 31, 2009 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and due to the inherent uncertainty in such environmental matters, it is possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter. Expenditures for these environmental matters totaled $0.4 million in each 2009, 2008 and 2007.

In addition to the two matters discussed above, Holdco has been named as a potentially responsible party at a site in Calvert City, Kentucky (the “Kentucky Site”). Holdco estimates settlement costs at $0.1 million for this site. Also, Holdco is involved in regulated remediation at two of its manufacturing sites (the “Manufacturing Sites”). The combined cost of the remaining remediation at such Manufacturing Sites is $0.3 million. Holdco anticipates that the majority of the $0.4 million reserved for settlement and remediation costs will be spent in the next year. To date, the expenditures related to the Kentucky Site and the Manufacturing Sites have been immaterial.

Antitrust Litigation

We are subject to litigation and investigation related to pricing of aftermarket oil, air, fuel and transmission filters, as described in “Part I, Item 3. Legal Proceedings” in this Form 10-K.  We intend to vigorously defend against these claims.  No amounts, other than ongoing defense costs, have been recorded in the financial statements for this matter.

Value-added Tax Receivable

Holdco’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.7 million from the Mexican Department of Finance and Public Credit, which are included in the balance sheet in “Other current assets”. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and Holdco has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.

Patent Litigation

Champion is a defendant in litigation with Parker-Hannifin Corporation pursuant to which Parker-Hannifin claims that certain of Champion’s products infringe a Parker-Hannifin patent. On December 11, 2009, following trial, a jury verdict was reached, finding in favor of Parker-Hannifin with damages of approximately $6.5 million.  No judgment has yet been entered by the court in this matter.  Champion continues to vigorously defend this matter; however, there can be no assurance with respect to the outcome of litigation. Holdco has recorded a $6.5 million liability in the financial statements for this matter.

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

Recently Adopted Accounting Guidance

See the Recently Adopted Accounting Guidance section of Note 1 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Recently Issued Accounting Guidance

See the Recently Issued Accounting Guidance section of Note 1 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.

Foreign Currency Exposure

Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese Yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period, except for our Chinese subsidiaries, where cost of sales is translated primarily at historical exchange rates. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In 2009, approximately 8% of our net sales were made by our foreign subsidiaries. Their combined net income was not material. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.

Except for the Chinese subsidiaries, the balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income (loss) on our statements of changes in shareholders’ equity (deficit). For our Chinese subsidiaries, non-monetary assets and liabilities are translated into U.S. dollars at historical rates and monetary assets and liabilities are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of the balance sheets of our Chinese subsidiaries are recorded in our income statements.

Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. In 2010, we expect to source approximately $112 million of components from China. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars as a means to minimize near-term exposure to foreign currency fluctuations.  During the period from December 31, 2007 through June 30, 2008, the Chinese Yuan strengthened against the U.S. dollar by approximately 6%. Since June 30, 2008, the relationship of the U.S. dollar to the Chinese Yuan has remained stable.

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

Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. During the period March 31, 2009 through December 31, 2009, the U.S. dollar weakened against the Mexican peso by approximately 11%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States. These higher prices translate into higher cost of sales for our Mexican operations. We are attempting to obtain corresponding price increases from our customers served by our Mexican operations, but the weakness in the Mexican economy has limited the ability to entirely offset the higher cost of sales.

We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of December 31, 2009, we had no foreign currency contracts outstanding. We do not engage in speculative activities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
UCI Holdco, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of UCI Holdco, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UCI Holdco, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company’s consolidated financial statements have been adjusted retrospectively for presentation associated with noncontrolling interests in 2009 and, as discussed in Note 14, the Company changed its method of accounting for uncertain tax positions in 2007.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
March 19, 2010

UCI Holdco, Inc.

Consolidated Balance Sheets
(in thousands)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$131,942	$46,655
Accounts receivable, net	261,210	261,624
Inventories, net	133,058	159,444
Deferred tax assets	31,034	30,378
Other current assets	23,499	19,452
Total current assets	580,743	517,553
Property, plant and equipment, net	149,753	167,906
Goodwill	241,461	241,461
Other intangible assets, net	68,030	74,606
Deferred financing costs, net	3,164	4,307
Restricted cash	9,400	—
Other long-term assets	6,304	1,823
Total assets	$1,058,855	$1,007,656

Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$111,898	$104,416
Short-term borrowings	3,460	25,199
Current maturities of long-term debt	17,925	422
Accrued expenses and other current liabilities	108,147	88,983
Total current liabilities	241,430	219,020
Long-term debt, less current maturities	720,202	707,264
Pension and other postretirement liabilities	70,802	79,832
Deferred tax liabilities	8,785	4,000
Other long-term liabilities	6,672	2,540
Total liabilities	1,047,891	1,012,656

Contingencies — Note 16

Shareholders’ equity (deficit)
UCI Holdco, Inc. shareholders’ equity (deficit)
Common stock	29	29
Additional paid in capital	279,485	279,141
Retained deficit	(237,858)	(247,060)
Accumulated other comprehensive loss	(32,502)	(39,600)
Total UCI Holdco, Inc. shareholders’ equity (deficit)	9,154	(7,490)
Noncontrolling interest	1,810	2,490
Total equity (deficit)	10,964	(5,000)
Total liabilities and equity (deficit)	$1,058,855	$1,007,656

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.

Consolidated Income Statements
(in thousands)

	Year ended December 31,
	2009	2008	2007

Net sales	$884,954	$880,441	$969,782
Cost of sales	685,356	702,522	748,822
Gross profit	199,598	177,919	220,960
Operating (expenses) income
Selling and warehousing	(56,598)	(62,906)	(61,146)
General and administrative	(47,763)	(51,612)	(49,948)
Amortization of acquired intangible assets	(5,758)	(6,349)	(7,000)
Restructuring (costs) gains (Note 2)	(923)	(2,380)	802
Trademark impairment loss (Note 9)	—	(500)	(3,600)
Patent litigation costs (Note 16)	(7,002)	—	—
Operating income	81,554	54,172	100,068
Other expense
Interest expense, net	(60,469)	(65,404)	(72,903)
Management fee expense	(2,000)	(2,000)	(2,000)
Miscellaneous, net	(5,458)	(3,507)	(2,867)
Income (loss) before income taxes	13,627	(16,739)	22,298
Income tax (expense) benefit	(5,105)	4,313	(8,334)
Net income (loss) from continuing operations	8,522	(12,426)	13,964
Gain on sale of discontinued operations, net of tax (Note 3)	—	—	2,707
Net income (loss)	8,522	(12,426)	16,671
Less: Loss attributable to noncontrolling interest	(680)	(818)	(128)
Net income (loss) attributable to UCI Holdco, Inc.	$9,202	$(11,608)	$16,799

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss) attributable to UCI Holdco, Inc.	$9,202	$(11,608)	$16,799
Less:
Gain on sale of discontinued operations, net of tax	—	—	2,707
Net income from continuing operations	9,202	(11,608)	14,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	37,134	36,970	35,308
Amortization of deferred financing costs and debt issuance costs	2,978	3,088	3,596
Non-cash interest expense on Holdco Notes	28,921	29,801	30,685
Deferred income taxes	407	(5,245)	13,676
Gain on sale of Mexican land and building	—	—	(1,716)
Trademark impairment loss	—	500	3,600
Other non-cash, net	258	2,980	3,232
Changes in operating assets and liabilities
Accounts receivable	1,017	(9,538)	(24,908)
Inventories	27,008	(19,088)	15,403
Other current assets	(3,863)	9,513	304
Accounts payable	7,237	2,954	9,506
Accrued expenses and other current liabilities	18,883	(7,527)	(2,371)
Other assets	1,057	252	(2,337)
Other long-term liabilities	(958)	(1,317)	(4,948)
Net cash provided by operating activities	129,281	31,735	93,122

Cash flows from investing activities:
Proceeds from sale of Mexican land and building	—	—	6,637
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	—	—	2,202
Capital expenditures	(15,266)	(31,940)	(29,687)
Proceeds from sale of property, plant and equipment	2,566	421	1,836
Increase in restricted cash	(9,400)	—	—
Net cash used in investing activities	(22,100)	(31,519)	(19,012)

Cash flows from financing activities:
Issuance of debt	13,187	27,993	20,760
Debt repayments	(35,227)	(23,407)	(84,884)
Proceeds from exercise of stock options	18	146	593
Net cash (used in) provided by financing activities	(22,022)	4,732	(63,531)

Effect of exchange rate changes on cash	128	(318)	(77)
Net increase in cash and cash equivalents	85,287	4,630	10,502

Cash and cash equivalents at beginning of year	46,655	42,025	31,523
Cash and cash equivalents at end of year	$131,942	$46,655	$42,025

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(in thousands)

	UCI Holdco, Inc. Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Comprehensive Income (Loss)

Balance at January 1, 2007	$27	$273,722	$(251,914)	$(2,534)	$3,436	$22,737
Adjustment to adopt accounting for uncertainty in income taxes			(337)			(337)
Recognition of stock based compensation expense		3,445				3,445
Exercise of stock options	1	592				593
Tax effect of exercise of stock options		547				547
Comprehensive income
Net income			16,799		(128)	16,671	$16,799
Other comprehensive income (loss)
Interest rate swaps (after $293 of income tax)				(478)		(478)	(478)
Foreign currency (after $68 of income tax)				845		845	845
Pension and OPEB liability (after $(5,565) of income tax)				8,929		8,929	8,929
Total comprehensive income							$26,095
Balance at December 31, 2007	$28	$278,306	$(235,452)	$6,762	$3,308	$52,952

Balance at January 1, 2008	$28	$278,306	$(235,452)	$6,762	$3,308	$52,952
Recognition of stock based compensation expense		833				833
Exercise of stock options	1	146				147
Tax effect of exercise of stock options		(144)				(144)
Comprehensive income
Net loss			(11,608)		(818)	(12,426)	$(11,608)
Other comprehensive income (loss)
Interest rate swaps (after $3 of income tax)				4		4	4
Foreign currency (after $(134) of income tax)				(4,357)		(4,357)	(4,357)
Pension and OPEB liability (after $25,994 of income tax)				(42,009)		(42,009)	(42,009)
Total comprehensive loss							$(57,970)
Balance at December 31, 2008	$29	$279,141	$(247,060)	$(39,600)	$2,490	$(5,000)

Balance at January 1, 2009	$29	$279,141	$(247,060)	$(39,600)	$2,490	$(5,000)
Recognition of stock based compensation expense		350				350
Exercise of stock options		18				18
Tax effect of exercise of stock options		(24)				(24)
Comprehensive income
Net income			9,202		(680)	8,522	$9,202
Other comprehensive income
Foreign currency (after $(213) of income tax)				1,242		1,242	1,242
Pension and OPEB liability (after $(3,622) of income tax)				5,856		5,856	5,856
Total comprehensive income							$16,300
Balance at December 31, 2009	$29	$279,485	$(237,858)	$(32,502)	$1,810	$10,964

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

UCI Holdco, Inc. was incorporated on March 8, 2006 as a holding company for UCI Acquisition Holdings, Inc. (“UCI Acquisition”) and United Components, Inc. UCI Holdco, Inc. owns all of the common stock of United Components, Inc. through its wholly-owned subsidiary UCI Acquisition, UCI Holdco, Inc., UCI Acquisition and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). At December 31, 2009, affiliates of The Carlyle Group owned 90.8% of UCI Holdco, Inc.’s common stock and the remainder was owned by certain current and former members of UCI Holdco, Inc.’s senior management and board of directors. The senior management and board of directors of UCI Holdco, Inc. are also the senior management and board of directors of United Components, Inc.

All operations of UCI Holdco, Inc. are conducted by United Components, Inc. United Components, Inc. operates through its subsidiaries. United Components, Inc. manufactures and distributes vehicle parts, primarily servicing the vehicle replacement parts market in North American and Europe.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdco, its wholly-owned subsidiaries and a 51% owned joint venture. All significant intercompany accounts and transactions have been eliminated. In these notes to the financial statements, the term “Holdco” refers to UCI Holdco, Inc. and its subsidiaries as well as UCI Acquisition and its subsidiaries prior to the formation of UCI Holdco, Inc. The term “UCI” refers to United Components, Inc. and its subsidiaries.

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

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

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

Major renewals and improvements of property, plant and equipment are capitalized, and repairs and maintenance costs are expensed as incurred. Repairs and maintenance expenses for the years ended December 31, 2009, 2008 and 2007 were $4.4 million, $6.1 million, and $5.7 million, respectively.

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

Holdco performs its annual goodwill impairment review in the fourth quarter of each year using discounted future cash flows of the Company’s one reporting unit. Management retains the services of an independent valuation company in order to assist in evaluating the estimated fair value of the company. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to future cash flows of the company and discount rates commensurate with the risks involved in the assets. Although the Company bases cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage our company, there is significant judgment in determining the cash flows. Based upon the results of the annual impairment review, it was determined that the fair value of our Company significantly exceeded the carrying value of the assets and no impairment existed.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

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

Each year, Holdco evaluates those trademarks with indefinite lives to determine whether events and circumstances continue to support the indefinite useful lives. Other than the trademark impairment mentioned above, Holdco has concluded that events and circumstances continue to support the indefinite lives of these trademarks.

Impairment of Long-Lived Assets, other than Goodwill and Trademarks with Indefinite Lives and Long-Lived Assets to be Disposed of

Holdco evaluates all of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of such long-lived assets is measured by a comparison of the carrying amount of the asset to the future undiscounted net cash flows that are expected to be generated by the asset. If the carrying amount exceeds the expected undiscounted future cash flows, the asset is considered to be impaired. If an asset is considered to be impaired, it is written down to fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Notes 2 and 9 for impairment losses recorded in 2009, 2008 and 2007.

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

Foreign Currency Translation

Chinese operations — The functional currency of Holdco’s Chinese operations is the U.S. dollar. Income statements of these operations are translated into U.S. dollars at the average exchange rates for each relevant period, except for cost of sales, which is translated primarily at historical exchange rates. Non-monetary assets and liabilities are translated into U.S. dollars at historical rates, and monetary assets and liabilities are translated at the closing exchange rate as of the applicable balance sheet date. Adjustments resulting from the translation of the balance sheet are recorded in the income statement.

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

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

Foreign Currency Transactions

Transaction foreign exchange gains and losses are included in “Cost of sales” in the income statement. The net foreign exchange gains (losses) were $(0.3) million, $(2.6) million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Reporting of Comprehensive Income (Loss)

Comprehensive income (loss) includes (i) net income (loss), (ii) the cumulative effect of translating balance sheets of certain foreign subsidiaries to U.S. dollars, (iii) the effect of adjusting interest rate swaps to market, and (iv) the recognition of pension liabilities. The last three are not included in the income statement and are reflected as adjustments to shareholder’s equity.

Financial Statement Presentation

The following provides a description of certain items that appear in the income statement:

Net sales includes gross sales less deductions for incentive rebate programs, product returns, allowances and discounts. Shipping and handling fees that are billed to customers are classified as revenues.

Cost of sales includes all costs required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs (including pension, postretirement and other fringe benefits), supplies, utilities, depreciation, insurance, shipping and other costs. Cost of sales also includes the procurement, packaging, and shipping of products purchased for resale.

Selling and warehousing expenses includes costs of selling and marketing, warehousing, technical services and distribution. The major cost elements for this line item include salaries and wages (including pension, postretirement and other fringe benefits), freight, depreciation and advertising.

Advertising is expensed as incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $2.9 million, and $2.9 million, respectively.

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

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions include estimates of collectability of accounts receivable and the realizability of inventory, goodwill and other intangible assets. They also include estimates of cost accruals, environmental liabilities, warranty and product returns, insurance reserves, income taxes, pensions and other postretirement benefits and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates.

Segment Reporting

In accordance with the guidance included in Accounting Standards Codification ASC 280, “Segment Reporting,” Holdco reports as one segment. Holdco is in one business, which is the manufacturing and distribution of vehicle parts. The products and services, customer base, distribution channel, manufacturing process, procurement, and economic characteristics are similar throughout all of Holdco’s operations.

Derivative Financial Instruments

Holdco routinely enters into purchase agreements to acquire materials used in the normal course of its operations.  In certain instances, a routine purchase agreement may meet the technical definition of a derivative.  In all such cases, Holdco elects the “normal purchases” exemption from derivative accounting.

Other than the purchase agreements discussed above, Holdco recognizes derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in income or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative, and the effect on the financial statements, will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value of cash flows of the asset or liability hedged.

Recently Adopted Accounting Guidance

On September 30, 2009, Holdco adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of accounting principles generally accepted in the United States of America (“GAAP”). These changes establish the FASB Accounting Standards Codification™ (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the ASC. These changes and the ASC itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on Holdco’s financial statements.

Business Combinations and Consolidation Accounting

On January 1, 2009, Holdco adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items: a noncontrolling interest to be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be measured at fair value and a gain or loss to be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on Holdco’s financial statements. The presentation and disclosure requirements of these changes were applied retrospectively.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

On January 1, 2009, Holdco adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including a business combination achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes will depend on the occurrence of future acquisitions, if any, by Holdco.

Effective January 1, 2009, Holdco adopted changes issued by the FASB to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period, otherwise, the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination to be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies to be based on a systematic and rational method depending on their nature and contingent consideration arrangements to be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of these changes will depend on the occurrence of future acquisitions, if any, by Holdco.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

Fair Value Accounting

On January 1, 2009, Holdco adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on Holdco’s financial statements. These provisions will be applied at such time as a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

On June 30, 2009, Holdco adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on Holdco’s financial statements.

Other

On June 30, 2009, Holdco adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occur after the balance sheet date.

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

On January 1, 2009, Holdco adopted changes issued by the FASB to disclosures by public entities about transfers of financial assets and interests in variable interest entities. The changes require additional disclosures about transfers of financial assets. The required disclosures are intended to provide more transparency to financial statement users about a transferor’s continuing interest in transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. Holdco has agreements to sell undivided interests in certain of its receivables with factoring companies which in turn have the right to sell an undivided interest to a financial institution or other third party. However, Holdco retains no rights or interest, and has no obligations, with respect to the sold receivables. Furthermore, Holdco does not service the receivables after the sales. Because of the terms of Holdco’s sales of receivables, the adoption of the changes did not have an effect on Holdco’s financial statements.

On January 1, 2009, Holdco adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Because of Holdco’s insignificant, if any, use of derivatives, adoption of these changes did not have an effect on Holdco’s financial statements.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in the employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in the value of plan assets; and significant concentrations of risk within plan assets. These changes became effective for Holdco on December 31, 2009 and are reflected in Note 15.

Recently Issued Accounting Guidance

Transfers of Financial Assets

In June 2009, the FASB issued changes to accounting for transfers of financial assets. These changes, among other things: remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limit the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; require a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and require enhanced disclosure. These changes become effective for Holdco on January 1, 2010. Management has determined that the adoption of these changes will have no impact on Holdco’s financial statements.

Revenue Recognition for Multiple-Deliverable Arrangements

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price.  The changes also: eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective for Holdco on January 1, 2011. Management has determined that the adoption of these changes will not have an impact on Holdco’s financial statements, as Holdco does not currently have any such arrangements with its customers.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

NOTE 2 — RESTRUCTURING (COSTS) GAINS

2009 Capacity Consolidation and European Realignment Actions

To further align Holdco’s cost structure with customers’ spending and current market conditions, Holdco implemented restructuring plans in 2009. The restructuring plans target excess assembly and aluminum casting capacity and restructuring costs of the plan include workforce reductions, facility closures, consolidations and realignments. During 2009, Holdco recorded asset write-offs of $1.8 million associated with the capacity consolidation, recognized a gain of $1.5 million on the sale of a facility and incurred other costs of $0.2 million.

Water Pump Integration

On May 25, 2006, Holdco completed the acquisition of ASC Industries, Inc. and its subsidiaries (“ASC Industries”). This transaction is referred to herein as the “ASC Acquisition.”  Before the ASC Acquisition, Holdco manufactured and distributed water pumps for all market channels. In June 2006, Holdco began the process of integrating its pre ASC-acquisition water pump operations with the water pump operations of ASC Industries. In 2007, Holdco completed the integration. By mid-2007, all domestic water pump manufacturing had been combined at ASC Industries’ manufacturing facilities. Holdco’s pre ASC-acquisition water pump facility was closed as of July 2007.

2007 Expenses and Gain

In 2007, Holdco recorded pre-tax expenses and a gain related to the water pump integration. In 2007, $0.7 million of these costs were included in the income statement in “Restructuring (costs) gains,” and $4.7 million of those costs were included in “Cost of sales.” The combined net $5.4 million of 2007 expenses and gain were as follows (in millions):

	Restructuring costs	Cost of sales	Combined
Severance	$1.6	$—	$1.6
Pension plan curtailment gain	(0.9)	—	(0.9)
Production wind-down costs	—	2.2	2.2
Other integration costs	—	2.5	2.5
	$0.7	$4.7	$5.4

The combined after-tax effect of these items was a net loss of $3.3 million in 2007.

The $2.2 million of production wind-down costs included inefficiencies and unabsorbed overhead resulting from extraordinarily low levels of production during the second quarter 2007 wind-down of operations at the pre-acquisition water pump facility. The facility ceased production at the end of the second quarter of 2007.

The $2.5 million of other integration costs included transportation expenses and other costs that were directly related to completing the integration.

2008 and 2009 Expenses

In 2008 and 2009, Holdco recorded additional pre-tax expense related to the water pump integration. These costs were reported in the income statement in “Restructuring (costs) gains.” These costs were as follows (in millions):

	2009	2008
Severance	$—	$0.2
Costs of maintaining the pre-acquisition water pump facility	0.4	0.6
Additional asset impairments	—	1.6
	$0.4	$2.4

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

Balance sheet amounts

The following table presents accrued liabilities balances related to the water pump integration costs as of December 31, 2006, 2007 and 2008 along with the 2007 and 2008 changes (in millions):

	Accrued severance	Other liabilities
December 31, 2006 balance	$1.4	$0.2
Additional loss provision	1.6	—
Payments	(2.8)	(0.2)
December 31, 2007 balance	0.2	—
Additional loss provision	0.2	—
Payments	(0.4)	—
December 31, 2008 balance	$—	$—

Closure of Mexican facility

In 2006, Holdco closed its Mexican filter manufacturing operation. In 2007, Holdco sold the land and building and certain building improvements formerly used as its Mexican filter manufacturing operation. The sale proceeds were $6.6 million, net of fees and expenses. In 2007, Holdco recorded a $1.7 million pre-tax gain on the sale. Also, in 2007, Holdco incurred $0.2 million of costs associated with the closure of the Mexican facility. These gains and costs were reported in the income statement in “Restructuring (costs) gains.”

NOTE 3 — DISCONTINUED OPERATIONS

In November 2006, Holdco sold its lighting systems operation. The final sale price was subject to post-closing adjustments related to working capital and possible additional proceeds if a lighting systems building were sold. In the third quarter of 2007, the final working capital amounts were settled favorably and the building was sold. Accordingly, Holdco recorded a $2.7 million after-tax gain in 2007 which was all attributable to Holdco’s ownership.

NOTE 4 — TERMINATION OF PAY-ON-SCAN PROGRAM

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

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

NOTE 5 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in Holdco’s allowance for doubtful accounts were as follows (in millions):

	December 31,
	2009	2008	2007
Beginning of year	$4.0	$2.3	$2.7
Provision for doubtful accounts	0.4	2.0	(0.2)
Accounts written off	(1.2)	(0.3)	(0.2)
	$3.2	$4.0	$2.3

NOTE 6 — SALES OF RECEIVABLES

Holdco has agreements to sell undivided interests in certain of its receivables to factoring companies, which in turn have the right to sell an undivided interest in those receivables to a financial institution or other third party. Holdco enters into these agreements at its discretion as part of its overall cash management activities. Pursuant to these agreements, Holdco sold $225.9 million and $197.9 million of receivables during 2009 and 2008, respectively.

If receivables had not been factored, $121.5 million and $80.1 million of additional receivables would have been outstanding at December 31, 2009 and 2008, respectively. Holdco retained no rights or interest, and has no obligations, with respect to the sold receivables. Holdco does not service the receivables after the sales.

The sales of receivables were accounted for as a sale and were removed from the balance sheet at the time of the sales. The costs of the sales were discounts deducted by the factoring companies. These costs were $5.5 million, $3.5 million and $2.9 million in 2009, 2008 and 2007, respectively. These costs are recorded in the consolidated income statements in “Miscellaneous, net.”

NOTE 7 — INVENTORIES

The components of inventories were as follows (in millions):

	December 31,
	2009	2008
Raw materials	$47.5	$55.3
Work in process	27.6	34.6
Finished products	73.1	84.4
Valuation reserves	(15.1)	(14.9)
	$133.1	$159.4

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life	2009	2008
Land and improvements	5-10 years (for improvements)	$6.1	$6.1
Buildings and improvements	5-40 years	65.5	67.2
Equipment	3-15 years	234.1	222.3
		305.7	295.6
Less accumulated depreciation		(155.9)	(127.7)
		$149.8	$167.9

Included in equipment shown above are cumulative additions related to capital lease obligations of $3.5 million and $3.6 million at December 31, 2009 and 2008, respectively. The related accumulated depreciation was approximately $2.2 million and $1.8 million at December 31, 2009 and 2008, respectively.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $28.6 million, $28.0 million and $25.7 million, respectively.

The fair value of Holdco’s asset retirement obligation (“ARO”) is recorded as a liability with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the related buildings. The asset retirement costs are amortized over the useful life of the building. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The liabilities for ARO were $1.1 million and $1.0 million at December 31, 2009 and 2008, respectively.

NOTE 9 — OTHER INTANGIBLE ASSETS

The components of other intangible assets were as follows (in millions):

		December 31, 2009			December 31, 2008
	Amortizable Life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Acquired intangible assets
Customer relationships	3 - 20 years	$62.1	$(32.4)	$29.7	$62.1	$(27.9)	$34.2
Technologies	10 years	8.9	(7.0)	1.9	8.9	(6.3)	2.6
Trademarks	10 years	4.3	(2.3)	2.0	4.3	(1.7)	2.6
Trademarks	Indefinite	25.5	—	25.5	25.5	—	25.5
Integrated software system	7 years	20.1	(11.2)	8.9	18.2	(8.5)	9.7
		$120.9	$(52.9)	$68.0	$119.0	$(44.4)	$74.6

In 2007, Holdco recognized a trademark impairment loss of $3.6 million. This non-cash loss was due to a customer’s decision to market a significant portion of Holdco-supplied products under the customer’s own private label brand, instead of Holdco’s brand. This decision has not affected and is not expected to affect Holdco’s sales of these products.  In 2008, Holdco recognized an additional impairment loss of $0.5 million on the same trademark that was written down in 2007.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

The estimated amortization expense related to acquired intangible assets and the integrated software system for each of the succeeding five years is (in millions):

	Acquired intangible assets	Integrated software system
2010	$5.2	$3.0
2011	4.7	3.1
2012	4.3	2.2
2013	3.8	0.4
2014	3.3	0.2

NOTE 10 — RESTRICTED CASH

In June 2009, Holdco posted $9.4 million of cash to collateralize a letter of credit required by Holdco’s workers’ compensation insurance carrier. Historically, assets pledged pursuant to the terms of UCI’s senior credit facility provided the collateral for the letter of credit. As a result of the termination of UCI’s revolving credit facility (see further discussion in Note 13), these assets were no longer allowed to be pledged for this purpose and, accordingly, Holdco was required to post the cash as collateral. This cash is recorded as “Restricted cash” and is a component of long-term assets on Holdco’s balance sheet at December 31, 2009. This cash is invested in highly liquid, high quality government securities and is not available for general operating purposes as long as the letter of credit remains outstanding or until alternative collateral is posted.

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31,
	2009	2008
Salaries and wages	$3.1	$2.7
Bonuses and profit sharing	6.1	3.5
Vacation pay	4.4	4.4
Product returns	42.1	32.0
Rebates, credits and discounts due customers	13.6	10.8
Insurance	9.8	11.5
Taxes payable	7.0	5.6
Interest	2.4	3.3
Other	19.6	15.2
	$108.1	$89.0

NOTE 12 — PRODUCT RETURNS LIABILITY

The liability for product returns is included in “Accrued expenses and other current liabilities.” This liability includes accruals for estimated parts returned under warranty and for parts returned because of customer excess quantities. Holdco provides warranties for its products’ performance. Warranty periods vary by part. In addition to returns under warranty, Holdco allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, these returns are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. While Holdco does not have a contractual obligation to accept excess quantity returns from all customers, common practice for Holdco and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from Holdco and change to another vendor, it is industry practice for the new vendor, and not Holdco, to accept any inventory returns resulting from the vendor change and any subsequent inventory returns.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

In 2008, Holdco identified an unusually high level of warranty returns related to one category of parts. When these parts were subjected to certain conditions, they experienced a higher than normal failure rate. As a result of the higher than normal failure rate, a $6.7 million warranty loss provision was recorded in 2008. This loss provision is included in the line captioned “Additional reductions to sales” in the table below. Holdco has modified the design of these parts to eliminate this issue.

Holdco routinely monitors returns data and adjusts estimates based on this data.

Changes in Holdco’s product returns accrual were (in millions):

	Year ended December 31,
	2009	2008	2007
Beginning of year	$32.0	$28.1	$28.6
Cost of unsalvageable returned parts	(46.4)	(51.6)	(46.6)
Additional reductions to sales	55.2	55.5	46.1
Reclassification from other current liabilities	1.3	—	—
End of year	$42.1	$32.0	$28.1

NOTE 13 — DEBT

Holdco’s debt is summarized as follows (in millions):

	December 31,
	2009	2008
UCI short-term borrowings	$3.5	$5.2
UCI revolving credit line borrowing	—	20.0
UCI capital lease obligations	0.9	1.2
UCI term loan	190.0	190.0
Holdco floating rate senior PIK notes	324.1	295.1
UCI senior subordinated notes	230.0	230.0
Unamortized debt discount and debt issuance costs	(6.9)	(8.6)
	741.6	732.9
Less:
UCI short-term borrowings	3.5	5.2
UCI revolving credit line borrowing	—	20.0
UCI term loan	17.7	—
Current maturities	0.2	0.4
Long-term debt	$720.2	$707.3

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

Interest on the Holdco Notes is payable quarterly beginning March 15, 2007. The interest rate for the Holdco Notes is based on three-month LIBOR plus the applicable spread. This rate was 9.25% at December 31, 2009. The spread was 700 basis points through December 15, 2007, 750 basis points from December 15, 2007 through December 15, 2008, and 800 basis points after December 15, 2008. Interest on the Holdco Notes will be paid by issuing new notes until December 15, 2011. After 2011, the interest will be payable in cash.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

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

UCI’s senior credit facilities — The senior credit facility includes a term loan and, until its termination in June 2009, included a revolving credit facility.

UCI’s term loan

The term loan is secured by all tangible and intangible assets of UCI. Interest is payable quarterly or more frequently depending on the Eurodollar interest periods that may be elected by UCI. The interest rate is variable and is determined as described in the second paragraph below.

UCI may select from two options to determine the interest rate on the term loan. The two options are the Base Rate or Eurodollar Rate plus, in each case, an applicable margin. The applicable margin is subject to adjustment based on a consolidated leverage ratio, as defined. The Base Rate is a fluctuating interest rate equal to the higher of (a) the prime rate as publicly announced by Bank of America as its “prime rate” and (b) the Federal funds effective rate plus 0.50%. At December 31, 2009 and 2008, the interest rate was 2.25% and 4.39%, respectively. In addition to interest on outstanding borrowings, UCI was required to pay a commitment fee on any unused revolving credit facility commitments at a per annum rate of 0.50%, subject to adjustment based upon the consolidated leverage ratio, as defined. (See Note 21 for the impact of interest rate swaps.)

In 2008 and 2007, UCI used cash on hand to voluntarily prepay $10 million and $65 million, respectively, of the term loan. As a result of these voluntary early repayments, UCI recorded $0.1 million and $0.6 million of accelerated write-offs of deferred financing costs in 2008 and 2007, respectively. These costs are included in “Interest expense, net” in the income statement.

As a result of previous prepayments there are no scheduled repayments of the term loan before December 2011.  While there are no scheduled repayments before December 2011, the senior credit facility does require mandatory prepayments of the term loan when UCI generates Excess Cash Flow as defined in the senior credit facility. The UCI generated Excess Cash Flow in the year ending December 31, 2009 resulting in a mandatory prepayment of $17.7 million, payable within 95 days of December 31, 2009. This mandatory prepayment is presented as a component of “Current maturities of long-term debt” in the December 31, 2009 balance sheet.  The term loan matures in June 2012.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

UCI’s revolving credit facility

UCI’s senior credit facility included a $75 million revolving credit facility, which was available until June 2009. The interest rate was variable and was determined in the same manner as the term loan discussed above.

The revolving credit facility terminated in June 2009. Prior to its scheduled maturity, UCI conducted an evaluation with respect to extending the facility, analyzing the size of a commitment that could be secured against the total cost of obtaining the commitment, including the related credit facility amendment. Based upon this evaluation, UCI concluded that the size of the potential commitment did not justify the cost and, accordingly, the revolving credit facility was terminated.

At December 31, 2008, revolving credit facility borrowings were $20.0 million, all of which were repaid during the six months ended June 30, 2009. Additionally, $9.4 million of revolving credit facility capacity was used to support an outstanding letter of credit related to workers compensation insurance liabilities. Historically, the assets pledged pursuant to the terms of the senior credit facility provided the collateral for the letter of credit. As a result of the revolving credit facility termination, Holdco was required to post $9.4 million of cash to collateralize the letter of credit. (See further discussion in Note 10.)

Covenants and other provisions — The senior credit facilities require UCI to maintain certain financial covenants and require mandatory prepayments under certain events. Also, the facilities include certain negative covenants restricting or limiting UCI’s ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter UCI’s business. UCI is in compliance with all of these covenants.

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

The Notes indenture contains covenants that limit UCI’s ability to incur or guarantee additional debt, pay dividends or redeem stock, make certain investments, and sell assets. UCI is in compliance with all of these covenants.

UCI’s short-term borrowings — At December 31, 2009, short-term borrowings included $0.3 million of a Spanish subsidiary’s notes payable and $3.2 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2008, short-term borrowings included $2.3 million of a Spanish subsidiary’s notes payable and $2.9 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2009, the interest rate on the Spanish subsidiary’s notes payable and the Chinese subsidiaries’ notes payable was 0.9% and 3.5%, respectively. At December 31, 2008, the interest rate on the Spanish subsidiary’s notes payable and the Chinese subsidiaries’ notes payable was 3.7% and 5.3%, respectively. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. The Chinese subsidiaries’ notes payable are secured by receivables.

Future payments — The following is a schedule of future payments of debt at December 31, 2009 (in millions):

2010	$21.4
2011	41.0
2012	220.8
2013	465.1
2014	0.1
Thereafter	0.1
$748.5

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

As discussed previously, on March 15, 2012 and each quarter thereafter, Holdco is required to redeem for cash a portion of each note required to be redeemed to prevent the Holdco Notes from being treated as an applicable high yield discount obligation. In the schedule above, the $89.1 million of Holdco Notes that were issued in lieu of cash interest through December 31, 2009 have been included in the 2012 debt repayment amount. Depending on the circumstances, a portion of the $89.1 million may be paid after 2012.

Interest expense — Net interest expense in 2009 was $60.5 million.  Net interest expense in 2008 was $65.4 million, including $0.1 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of $10 million of the senior credit facility term loan. Net interest expense in 2007 was $72.9 million, including $0.6 million of accelerated write-off of deferred financing costs due to the voluntary prepayments of $65 million of the senior credit facility term loan. $0.2 million of interest was capitalized in 2007. No interest was capitalized in 2009 and 2008.

NOTE 14 — INCOME TAXES

The components of income before income taxes were as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Income (loss) before income taxes
United States	$8.1	$(17.7)	$26.9
Foreign	5.5	1.0	(4.6)
	$13.6	$(16.7)	$22.3

Components of income tax expense (benefit) were as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Current
Federal	$3.5	$(3.1)	$(5.4)
State	1.0	0.9	1.1
Foreign	1.3	2.5	(1.3)
	5.8	0.3	(5.6)
Deferred
Federal	(1.4)	(2.4)	12.9
State	(0.6)	(0.3)	1.0
Foreign	1.3	(1.9)	—
	(0.7)	(4.6)	13.9
	$5.1	$(4.3)	$8.3

A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense follows (in millions):

	Year ended December 31,
	2009	2008	2007
Income tax expense (benefit) at U.S. Federal statutory rate	$4.8	$(5.8)	$7.8
Federal income taxes related to “check the box” election	(0.4)	3.4	(1.4)
Foreign income not taxable, foreign income tax losses not benefited and rate differential	0.1	(2.0)	1.8
State income taxes, net of Federal income tax benefit	0.2	0.4	1.5
Adjust ASC pre-acquisition deferred tax liabilities	—	—	(1.1)
Other, net	0.4	(0.3)	(0.3)
Income tax expense (benefit)	$5.1	$(4.3)	$8.3

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

The adjustment in the above table for “Adjust ASC pre-acquisition deferred tax liabilities” is to reflect the finally determined tax basis of ASC pre-acquisition intangible assets. “Other, net” in the above table includes reductions of prior year-end tax liabilities to reflect the actual tax expense reported in subsequently filed tax returns.

Deferred taxes were attributable to the following (in millions):

	December 31,
	2009	2008
Deferred tax assets
Pension and postretirement benefits	$7.5	$6.8
Product returns and warranty accruals	16.0	12.7
Inventory valuation	6.8	7.1
Net operating loss carryforwards	5.2	10.2
Vacation accrual	1.3	1.2
Insurance accruals	3.1	2.8
Allowance for doubtful accounts	1.1	1.4
Tax credit carryforwards	0.3	0.3
Pension liability adjustment included in other comprehensive income (loss)	19.1	22.7
Other accrued liabilities	6.7	1.8
Other	2.2	2.1
	69.3	69.1
Less: valuation allowance for net operating loss carryforwards and foreign tax credit carryforwards	(5.2)	(4.2)
Total deferred tax assets	64.1	64.9
Deferred tax liabilities
Depreciation and amortization	(14.5)	(15.6)
Goodwill amortization for tax, but not book	(21.2)	(17.8)
Acquired Intangible assets	(2.4)	(2.2)
Prepaid expenses	(2.7)	(1.7)
Other	(1.1)	(1.2)
Total deferred tax liabilities	(41.9)	(38.5)
Net deferred tax assets (liabilities)	$22.2	$26.4

The net deferred tax assets were included in the balance sheet as follows (in millions):

	December 31,
	2009	2008
Deferred tax assets	$31.0	$30.4
Deferred tax liabilities	(8.8)	(4.0)
Net deferred tax assets (liabilities)	$22.2	$26.4

At December 31, 2007, Holdco had valuation allowances for all of the deferred tax assets associated with foreign net operating loss carryforwards. In 2008, Holdco concluded that $0.6 million of these deferred tax assets would be realized and, accordingly the valuation allowances were reduced by $0.6 million. This reduction resulted in a $0.6 million benefit in 2008 income tax expense.

At December 31, 2009, Holdco had $13.2 million of foreign net operating loss carryforwards with no expiration date, $3.5 million of foreign net operating losses which expire between 2012 and 2019 and $0.3 million of foreign tax credit carryforwards which expire in 2023 and 2024. In assessing the realization of the deferred tax assets related to these carryforwards, Holdco determined that it is more likely than not that $4.9 million of the deferred tax assets related to these loss carryforwards and tax credits will not be realized. Therefore, a valuation allowance has been recorded for these carryforwards.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

At December 31, 2009, Holdco had various state net operating loss carryforwards totaling $13.1 million which expire at various times. In assessing the realization of the deferred tax asset related to the state carryforwards, Holdco determined that it is more likely than not that $0.3 million of the deferred tax assets related to the state carryforwards will not be realized. Therefore, a valuation allowance has been recorded for these carryforwards. At December 31, 2008, Holdco had U.S. federal net operating loss carryforwards of $12.9 million. This net operating loss was used in 2009.

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

Holdco does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested.  At December 31, 2009, these undistributed earnings amounted to approximately $22.7 million. Determination of the net amount of unrecognized U.S. income taxes with respect to these earnings is not practicable.

Uncertain Tax Positions

On January 1, 2007, Holdco adopted the guidance in ASC 740, “Income Taxes,” prescribing how a company should recognize, measure, present and disclose uncertain tax positions. The effect was immaterial to Holdco’s financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2009	2008	2007
Balance at January 1	$7.5	$5.6	$4.3
Additions for tax positions related to the current year	1.3	2.4	2.0
Reductions based on tax position related to the current year	(0.2)	(0.3)	(0.9)
Additions for tax position of prior years	0.1	0.3	0.4
Reductions for tax position of prior years	(0.2)	(0.1)	(0.1)
Reduction for lapse of applicable statutes of limitations	(0.8)	(0.4)	(0.1)
Balance at December 31	$7.7	$7.5	$5.6

At December 31, 2009, approximately $2.7 million of the unrecognized tax benefits, if recognized, would change Holdco’s effective tax rate. In 2009, Holdco recorded, as income tax expense, $0.1 million of penalties related to the unrecognized tax benefits. At December 31, 2009, the total interest (net of federal benefit) and penalties accrued related to uncertain tax benefits were $0.5 million and $0.7 million, respectively.

While most of Holdco’s business is conducted within the United States, Holdco also conducts business in several foreign countries. As a result, Holdco and/or one or more of its subsidiaries files income tax returns in the U.S. federal tax jurisdiction and in many state and foreign tax jurisdictions. In the normal course of business, Holdco is subject to examination by tax authorities in these tax jurisdictions. With few exceptions, Holdco is not subject to examination by federal, state or foreign tax authorities for tax years ending on or before 2004. Chinese tax authorities have commenced a transfer price examination at one of Holdco’s subsidiaries.  Other than this examination and routine inquiries, Holdco and its subsidiaries are not currently under examination by tax authorities.

Holdco expects the total unrecognized tax benefits to decline by approximately $0.3 million in 2010. This decline is due to the expiration of applicable statutes of limitations. $0.3 million of this amount will impact the effective tax rate.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

NOTE 15 — EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Holdco maintains defined benefit retirement plans covering certain U.S. and non-U.S. employees. Retiree benefits under the defined benefit retirement plans are generally based on years of service and employee compensation.

Obligations and Funded Status

The measurement date used to determine pension obligations is December 31. The following table sets forth the plans’ status (in millions).

	December 31,
	2009	2008

Accumulated benefit obligation	$214.9	$204.4

Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$217.5	$198.6
Service cost	4.4	4.4
Interest cost	13.0	12.6
Actuarial loss	2.4	8.5
Plan amendments	—	2.4
Plan curtailment and settlements	(0.1)	—
Benefits paid	(9.7)	(8.6)
Special termination benefits	—	0.2
Currency translation adjustment	0.1	(0.6)
Projected benefit obligations at end of year	$227.6	$217.5

Change in plan assets:
Fair value of plan assets at beginning of year	$146.5	$192.9
Actual return on plan assets	25.4	(40.9)
Employer contributions	4.2	3.4
Benefits paid	(9.7)	(8.6)
Currency translation adjustment	0.1	(0.3)
Plan assets at end of year	$166.5	$146.5

Funded status, net	$(61.1)	$(71.0)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$0.6	$—
Current liabilities	(0.1)	(0.1)
Noncurrent liabilities	(61.6)	(70.9)
	$(61.1)	$(71.0)

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

A portion of the above “Funded status, net” has not been recorded in any of Holdco’s income statements, but instead has been recorded in “Accumulated other comprehensive income (loss).” Amounts recognized in “Accumulated other comprehensive income (loss)” consisted of (in millions):

	Dec 31, 2008	Amortization and curtailment in 2009 pension expense	2009 Additions	Dec 31, 2009
Prior service costs	$(3.1)	$0.4	$—	$(2.7)
Net actuarial gain (loss)	(55.2)	0.3	8.6	(46.3)
Deferred income tax benefit (expense)	22.2	(0.3)	(3.1)	18.8
Accumulated other comprehensive income (loss)	$(36.1)	$0.4	$5.5	$(30.2)

	Dec 31, 2007	Amortization, in 2008 pension expense	2008 Additions	Dec 31, 2008
Prior service costs	$(1.0)	$0.3	$(2.4)	$(3.1)
Net actuarial gain (loss)	9.4	—	(64.6)	(55.2)
Deferred income tax benefit (expense)	(3.2)	(0.1)	25.5	22.2
Accumulated other comprehensive income (loss)	$5.2	$0.2	$(41.5)	$(36.1)

In 2010, a loss of approximately $0.9 million will be amortized from “Accumulated other comprehensive income (loss).”

For certain of the pension plans, accumulated benefit obligations (ABO) exceed plan assets. For these plans, the combined projected benefit obligation, ABO and fair value of plan assets were $219.8 million, $207.4 million and $158.1 million, respectively, as of December 31, 2009 and $217.4 million, $204.4 million and $146.4 million, respectively, as of December 31, 2008.

Components of Net Periodic Pension Expense

The components of net periodic pension expense were as follows (in millions):
	Year ended December 31,
	2009	2008	2007
Service cost	$4.4	$4.4	$5.5
Interest cost	13.0	12.6	12.0
Expected return on plan assets	(14.4)	(15.2)	(14.1)
Amortization of prior service cost	0.3	0.3	0.1
Amortization of unrecognized gain	0.3	(0.1)	0.2
Special termination benefits and curtailment (gain) loss recognized	0.2	0.2	(0.9)
	$3.8	$2.2	$2.8

In 2009, Holdco recorded $0.2 million of curtailment losses related to headcount reductions as part of specific actions taken to align Holdco’s cost structure with current market conditions.  As a result of closing one of Holdco’s water pump operations (Note 2), in 2008 Holdco recorded $0.2 million of expense for special pension benefits for the terminated employees and in 2007 Holdco recorded a $0.9 million curtailment gain.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

Assumptions

Holdco determines its actuarial assumptions on an annual basis. In determining the present values of Holdco’s benefit obligations and net periodic pension expense for all plans as of and for the years ended December 31, 2009, 2008 and 2007, Holdco used the following assumptions:

	2009	2008	2007
Weighted average discount rate to determine benefit obligations	6.0%	6.2%	6.5%
Weighted average discount rate to determine net cost	6.2%	6.5%	5.8%
Weighted average rate of future compensation increases to determine benefit obligation	3.5%	4.0%	4.0%
Weighted average rate of future compensation increases to determine net cost	4.0%	4.0%	4.0%
Weighted average rate of return on plan assets to determine net cost	8.0%	8.0%	8.0%

The discount rate was determined considering current yield curves representing high quality, long-term fixed income instruments. The discount rate for our U.S. plans is based on a review of high quality (Aa or better) bonds from the Barclay’s Capital bond database.

Plan Assets

Holdco directs the investment of the plans’ assets with the objective of being able to meet current and future benefit payment needs while maximizing total investment returns within the constraints of a prudent level of portfolio risk and diversification. Holdco believes it is prudent to diversify among and within each asset class to decrease portfolio risk while, at the same time, proving the potential for enhanced long-term returns.  Equity investments comprise the largest portion of the plan assets because they are believed to provide greater long-term returns than fixed income investments, although with greater short-term volatility.  Additionally, Holdco believes that a meaningful allocation to foreign equities will increase portfolio diversification and thereby decrease portfolio risk while, at the same time, providing the potential for enhanced long-term returns.   With respect to fixed income investments, Holdco believes that the duration of the fixed income component should approximate the projected benefit obligation duration for better correlation of assets to liabilities.

Derivatives, options and futures are permitted investments but only for the purpose of reducing risk. Derivatives, options and futures are not permitted for speculative purposes. Currently, the use of derivative instruments is not significant when compared to the overall portfolio.

Holdco believes that investment managers with active mandates can reduce portfolio risk below market risk and potentially add value through security selection strategies.  Consistent with this belief, Holdco retains the services of professional money managers to provide advice and recommendations to help Holdco discharge its fiduciary responsibilities in furtherance of the plans’ goals.  With the services of professional money managers and the asset allocation targets discussed below, Holdco believes that the assumed expected long-term return on plan assets of 8.0% used to determine net pension cost will be achieved.

Holdco has a long-term strategic target for the allocation of plan assets. However, Holdco realizes that actual allocations at any point will vary from this strategic target due to current and anticipated market conditions and required cash flows to and from the plans. The “Permitted Range” anticipates this fluctuation and provides flexibility for the professional managers’ portfolios to vary around the target without a mandatory immediate rebalancing.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

	Strategic Target	Permitted Range
U.S. equities	42%	37% to 47%
Foreign equities	23%	18% to 28%
Fixed income	35%	25% to 45%
	100%

The fair value of the plan assets at December 31, 2009 are presented below (in millions).

U.S. equities		% of Total
Large Cap Growth	$17.0
Large Cap Value	15.6
Large Cap Indexed	26.7
Small and Mid Cap Growth	8.2
Small and Mid Cap Value	9.3
Total U.S. equities	76.8	47%
Foreign equities	35.4	21%
Fixed income
Short & Mid Duration	16.3
Long Duration	30.5
Long Duration Indexed	6.8
Total fixed income	53.6	32%
Cash	0.7	*
	$166.5	100%
*           Less than 1%

The plan assets are primarily invested in commingled collective trusts, as well as a portion in pooled separate accounts of a large, rated A+ (Superior) by A.M. Best insurance company, collectively the “Investment Funds.”  The Investment Funds are managed by professional money managers.  The following provides a summary of the investment styles of the respective Investment Funds.

Growth Investment Funds – This investment style seeks long-term growth through equity appreciation.  Large Cap Growth funds seeks long-term appreciation through investment in large market capitalizations similar to companies in the Russell 1000, while the Small and Mid Cap Growth funds invest in small and mid market capitalizations similar to companies in the Russell 2500.

Value Investment Funds – This investment style seeks to identify equity securities that are perceived to be undervalued in the marketplace.  Large Cap Value funds invest in large market capitalizations similar to companies in the Russell 1000, while the Small and Mid Cap Growth funds invest in small and mid market capitalizations similar to companies in the Russell 2500.

Large Cap Indexed – This investment style seeks to replicate the S&P 500.

Foreign Equities – This investment style uses multiple sub-advisors including core, value, growth and emerging markets strategies to provide a diversified exposure to non-U.S. equity markets.

Short & Mid Duration Fixed Income – This investment style invests in a diversified portfolio of corporate securities and U.S. Treasuries and Agencies with shorter average durations.  This investment style benchmarks against the Barclays Capital Aggregate Index.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

Long Duration Fixed Income – This investment style invests in a diversified portfolio of corporate securities and U.S. Treasury securities which have maturities greater than ten years.  The asset allocation is weighted much heavier to U.S. investment grade corporate securities.
Long Duration Indexed – This investment style seeks to track the return of the Barclays Capital Long Government / Credit Bond Index.   This strategy invests in a diversified portfolio of corporate securities and U.S. Treasuries and Agencies which have maturities greater than ten years.

Fair value measurements - The Investment Funds determine the fair value of them by accumulating the fair values of their underlying investments.  The pension plans own undivided interests in the underlying assets of the Investment Funds where no active market exists for the identical investment.  Accordingly, the fair value measurements of the Investment Funds are considered Level 2 measurements.

Cash Flows

It is Holdco’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in applicable benefits laws and local tax laws, for U.S. plans, including the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008 for U.S. plans. From time to time, Holdco may contribute additional amounts as deemed appropriate.  During 2010, Holdco expects to contribute approximately $3.1 million to its plans.

Pension benefits expected to be paid are as follows: $10.6 million in 2010; $11.1 million in 2011; $11.6 million in 2012; $12.1 million in 2013; $12.6 million in 2014; and $70.8 million in 2015 through 2019. Expected benefit payments are based on the same assumptions used to measure Holdco’s benefit obligations at December 31, 2009 and include estimated future employee service.

Profit Sharing and Defined Contribution Pension Plans

Certain Holdco subsidiaries sponsor defined contribution plans under section 401(k) of the Internal Revenue Code. Eligible participants may elect to defer from 5% to 50% of eligible compensation, subject to certain limitations imposed by the Internal Revenue Code. For some plans, such subsidiaries are required to match employees’ contributions based on formulas which vary by plan. For the rest of these plans, Holdco matching contributions are discretionary. For those plans where Holdco’s matching contributions are discretionary, Holdco did not make any matching contribution in 2009.

Holdco subsidiaries in China participate in government-sponsored defined contribution plans. Holdco’s subsidiary in the United Kingdom sponsors a defined contribution plan.  For United States profit sharing and defined contribution pension plans, Holdco expensed $1.1 million, $2.8 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the Chinese and United Kingdom defined contribution plans, Holdco expensed $0.1 million, $0.7 million, and $0.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

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

The measurement date used to determine postretirement obligations is December 31. The following table presents information for the postretirement plans (in millions):
	December 31,
	2009	2008
Change in benefit obligations
Benefit obligations at beginning of year	$9.7	$8.3
Service cost	0.3	0.3
Interest cost	0.6	0.5
Actuarial loss	—	1.3
Benefits paid	(0.8)	(0.7)
Benefit obligations accrued at end of year	$9.8	$9.7

The accrued obligation was included in the balance sheet as follows (in millions):
	December 31,
	2009	2008
Accrued obligation included in “Accrued expenses and other current liabilities”	$(0.7)	$(0.8)
Accrued obligation included in “Pension and other postretirement liabilities”	(9.1)	(8.9)
	$(9.8)	$(9.7)

A portion of the $9.8 million and $9.7 million of accrued liabilities shown above has not been recorded in Holdco’s income statements, but instead has been recorded in “Accumulated other comprehensive income (loss).” The accumulated amounts in “Accumulated other comprehensive income (loss)” were $(1.0) million (($0.6) million after tax) and $(1.0) million ($(0.6) million after tax) at December 31, 2009 and 2008, respectively.

The following were the components of net periodic postretirement benefit cost (in millions):

	Year ended December 31,
	2009	2008	2007
Service cost	$0.3	$0.3	$0.2
Interest cost	0.6	0.5	0.5
	$0.9	$0.8	$0.7

Holdco determines its actuarial assumptions annually. In determining the present values of Holdco’s benefit obligations, Holdco used discount rates of 6.0%, 6.1% and 6.5% for the years ended December 31, 2009, 2008 and 2007, respectively. In determining Holdco’s benefit obligation at December 31, 2009, the annual health care cost trend rate is assumed to decline from 8.0% in 2010 to 4.5% in 2030. In determining net periodic benefit cost, Holdco used discount rates of 6.1%, 6.5% and 5.8% for the years ended December 31, 2009, 2008 and 2007, respectively. Increasing the assumed healthcare cost trend rates by one percentage point would result in additional annual costs of approximately $0.1 million. Decreasing the assumed health care cost trend rates by one percentage point would result in a decrease of approximately $0.1 million in annual costs. The effect on postretirement benefit obligations at December 31, 2009 of a one percentage point increase would be $0.5 million. The effect of a one percentage point decrease would be $0.4 million.

Holdco continues to fund medical and life insurance benefit costs principally on a pay-as-you-go basis. The pay-as-you-go expenditures for postretirement benefits have not been material. During 2010, Holdco expects to contribute approximately $0.7 million to its postretirement benefit plans. In the years 2011 through 2014, Holdco expects to pay $0.7 million of benefits each year. The aggregate benefits expected to be paid in the five years 2015 through 2019 are $3.8 million.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Leases

The following is a schedule of the future minimum payments under operating leases that have non-cancelable lease terms (in millions):
Minimum payments
2010	$5.8
2011	4.8
2012	4.0
2013	3.5
2014	3.3
2015 and thereafter	12.2
$33.6

These lease payments include the payment of certain taxes and other expenses. Rent expense was $6.3 million, $5.8 million and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Environmental

Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey (the “New Jersey Site”), where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. Holdco is analyzing what further investigation and remediation, if any, may be required at the New Jersey Site. The second site is a previously owned site in Solano County, California (the “California Site”), where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of the environmental matters related to the New Jersey Site and the California Site will not exceed the $1.6 million accrued at December 31, 2009 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and due to inherent uncertainty in such environmental matters, it is possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter. Expenditures for these environmental matters totaled $0.4 million in each of 2009, 2008 and 2007.

In addition to the two matters discussed above, Holdco has been named as a potentially responsible party at a site in Calvert City, Kentucky (the “Kentucky Site”). Holdco estimates settlement costs at $0.1 million for this site. Also, Holdco is involved in regulated remediation at two of its manufacturing sites (the “Manufacturing Sites”). The combined cost of the remaining remediation at such Manufacturing Sites is $0.3 million. Holdco anticipates that the majority of the $0.4 million reserved for settlement and remediation costs will be spent in the next year. To date, the expenditures related to the Kentucky Site and the Manufacturing Sites have been immaterial.

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

UCI and Champion were also named as two of multiple defendants in 17 similar complaints originally filed in the District of Connecticut, the Northern District of California, the Northern District of Illinois and the Southern District of New York by plaintiffs who claim to be indirect purchasers of aftermarket filters.  Two of the complaints also named The Carlyle Group as a defendant, but the plaintiffs in both of those actions voluntarily dismissed Carlyle without prejudice.  Champion, but not UCI, was also named in 3 similar actions originally filed in the Eastern District of Tennessee, the Northern District of Illinois and the Southern District of California.  These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law.  They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of three complaints which each allege a class period from January 1, 2002 to the present, and one complaint which alleges a class period from the “earliest legal permissible date” to the present.  The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.

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

On December 1, 2008, all of the indirect purchaser plaintiffs, except Gasoline and Automotive Service Dealers of America (“GASDA”), filed a Consolidated Indirect Purchaser Complaint.  This complaint names Champion as one of multiple defendants, but it does not name UCI.  The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law.  The indirect purchaser plaintiffs seek damages, including statutory treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.  On February 2, 2009, Champion and the other defendants jointly filed a motion to dismiss the Consolidated Indirect Purchaser Complaint.  On November 5, 2009, the Court granted the motion in part, and denied it in part.  The Court directed the indirect purchaser plaintiffs to file an amended complaint conforming to the order.  On November 30, 2009, the indirect purchasers filed an amended complaint.  On December 17, 2009, the indirect purchasers filed a motion for leave to file a second amended complaint.  On December 22, 2009, the Court granted the motion for leave, but gave defendants permission to move to dismiss the second amended complaint.  Defendants’ filed that motion to dismiss on January 19, 2010.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

On February 2, 2009, Champion, UCI and the other defendants jointly filed a motion to dismiss the GASDA complaint.  On April 13, 2009, GASDA voluntarily dismissed UCI from its case without prejudice.  On November 5, 2009, the Court granted defendants’ motion.

Pursuant to a stipulated agreement between the parties, all defendants produced limited initial discovery on January 30, 2009.  On December 10, 2009 the plaintiffs filed their first sets of interrogatories and requests for production of documents.  On January 11, 2010, all defendants filed a number of discovery requests to plaintiffs and third parties.  All discovery responses were due on February 16, 2010.  On January 21, 2010, the Court entered a scheduling order for discovery.  Under this order, discovery related to class-certification will proceed immediately, with document production scheduled to be completed no later than June 21, 2010.  Class certification briefing will follow the completion of document production, and expert discovery on merits-related issues will follow the court’s ruling on plaintiffs’ motions for class certification.

On January 12, 2009, Champion, but not UCI, was named as one of ten defendants in a related action filed in the Superior Court of California, for the County of Los Angeles on behalf of a purported class of direct and indirect purchasers of aftermarket filters.  On March 5, 2009, one of the defendants filed a notice of removal to the U.S. District Court for the Central District of California, and then subsequently requested that the JPML transfer this case to the Northern District of Illinois for coordinated pre-trial proceedings, and the JPML did.

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

On July 30, 2008, the Office of the Attorney General for the State of Florida issued Antitrust Civil Investigative Demands to Champion and UCI requesting documents and information related to the sale of oil, air, fuel and transmission filters.  We are cooperating with the Attorney General’s requests.  On April 16, 2009, the Florida Attorney General filed a complaint against Champion and eight other defendants in the Northern District of Illinois.  The complaint alleges violations of Section 1 (f) of the Sherman Act and Florida law related to the sale of aftermarket filters.  The complaint asserts direct and indirect purchaser claims on behalf of Florida governmental entities and Florida consumers.  It seeks damages, including statutory treble damages, penalties, fees, costs and an injunction.  The Florida Attorney General action is being coordinated with the rest of the filters cases pending in the Northern District of Illinois before the Honorable Robert W. Gettleman.

The Antitrust Division of the Department of Justice (DOJ) investigated the allegations raised in these suits and certain current and former employees of the defendants, including Champion, testified pursuant to subpoenas.  On January 21, 2010, DOJ sent a letter to counsel for Champion stating that “the Antitrust Division’s investigation into possible collusion in the replacement auto filters industry is now officially closed.”

We intend to vigorously defend against these claims.

Value-added Tax Receivable

Holdco’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.7 million from the Mexican Department of Finance and Public Credit, which are included in the balance sheet in “Other current assets”. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and Holdco has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

Patent Litigation

Champion is a defendant in litigation with Parker-Hannifin Corporation pursuant to which Parker-Hannifin claims that certain of Champion’s products infringe a Parker-Hannifin patent. On December 11, 2009, following trial, a jury verdict was reached, finding in favor of Parker-Hannifin with damages of approximately $6.5 million.  No judgment has yet been entered by the court in this matter.  Champion continues to vigorously defend this matter; however, there can be no assurance with respect to the outcome of litigation. Holdco has recorded a $6.5 million liability and incurred trial costs of $0.5 million in the financial statements for this matter.

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

NOTE 17 — RELATED PARTY TRANSACTIONS

Holdco has an employment agreement with one of its executive officers providing for annual compensation amounting to approximately $0.5 million per annum plus bonuses and severance pay under certain circumstances.  In addition, Holdco has agreements with certain of its other executive officers providing for severance under certain circumstances.  The severance agreements generally provide for salary continuation for a period of twelve months or, in the case of a change in control, a period of 24 months.  Total potential severance for its executive officers amounts to approximately $1.4 million, or in the case of a change in control, approximately $2.8 million.

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

Sales to The Hertz Corporation were $0.9 million, $0.6 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Affiliates of The Carlyle Group own more than 10% of Hertz Global Holdings, Inc.  The Hertz Corporation is an indirect, wholly-owned subsidiary of Hertz Global Holdings, Inc.

Sales to Allison Transmission, Inc. were $0.6 million for the year ended December 31, 2009. Affiliates of The Carlyle Group own more than 10% of Allison Transmission, Inc.

As part of the ASC Acquisition, Holdco acquired a 51% interest in a Chinese joint venture. This joint venture purchases aluminum castings from Holdco’s 49% joint venture partner, Shandong Yanzhou Liancheng Metal Products Co. Ltd. (“LMC”) and other materials from LMC’s affiliates. In 2009, 2008 and 2007, Holdco purchased $11.1 million, $12.0 million and $15.4 million, respectively, from LMC and its affiliates.  In addition, Holdco sold materials and processing services to LMC in the amount of $3.1 million in 2009.

ASC rents a building from its former president. The 2009, 2008 and 2007 rent payments, which are believed to be at market rate, were $1.5 million, $1.5 million and $1.4 million, respectively.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

NOTE 18 — GEOGRAPHIC INFORMATION

Holdco had the following net sales by country (in millions):

	Year ended December 31,
	2009	2008	2007
United States	$755.1	$735.1	$821.7
Canada	29.0	30.1	34.0
Mexico	24.7	32.9	34.7
United Kingdom	11.6	12.3	13.8
France	8.6	9.8	8.5
Germany	5.4	5.0	4.2
Spain	4.2	5.2	4.1
Venezuela	2.3	4.6	6.4
Other	44.1	45.4	42.4
	$885.0	$880.4	$969.8

Net long-lived assets by country were as follows (in millions):

	December 31,
	2009	2008
United States	$194.2	$203.2
China	29.7	33.2
Mexico	8.9	9.9
Spain	3.8	2.3
Goodwill	241.5	241.5
	$478.1	$490.1

NOTE 19 — STOCK-BASED COMPENSATION

In 2009, 2008 and 2007, pre-tax expenses of $0.4 million, $0.8 million and $3.4 million, respectively, were recorded for stock option based compensation.

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

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

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

Information related to the number of shares under options follows:

	December 31,
	2009	2008	2007
Number of shares under option:
Outstanding, beginning of year	177,426	233,995	321,565
Granted	2,000	2,000	73,750
Canceled	(48,061)	(38,000)	(42,654)
Exercised	(3,650)	(20,569)	(118,666)
Outstanding, end of year	127,715	177,426	233,995

Exercisable, end of year	110,906	141,520	148,611

The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of grant. The fair value of options granted in 2009 and 2008 was $29.98 and $5.06, respectively. The fair value of options granted in 2007 ranged from $4.05 to $12.96. Principal assumptions used in applying the Black-Scholes model were as follows:

Valuation assumptions	2009	2008	2007
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.92%	2.82%	4.67%
Volatility	41.76%	42.15%	41.83%
Expected option term in years	8	8	8
Weighted average exercise price per share	$58.80	$23.63	$74.11
Weighted average market value per share	$58.80	$13.87	$23.63

Because of its outstanding debt balances, Holdco does not anticipate paying cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero. The expected option term is based on the assumption that options will be outstanding throughout their 8-year vesting period. Volatility is based upon the volatility of comparable publicly traded companies. Because Holdco is not publicly traded, the market value of its stock is estimated based upon the valuation of comparable publicly traded companies, the value of reported acquisitions of comparable companies, and discounted cash flows. The exercise price and market value per share amounts presented above were as of the date the stock options were granted.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

A summary of stock option activity in 2009 follows:
	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2008	177,426	$13.66
Granted	2,000	58.80
Canceled	(48,061)	26.04
Exercised	(3,650)	5.00
Outstanding at December 31, 2009	127,715	$9.60	5.4 years

Exercisable at December 31, 2009	110,906	$8.37	5.2 years

The intrinsic value of options exercised during 2009, 2008 and 2007 was $0.1 million, $0.3 million and $2.2 million, respectively. Proceeds from the exercise of options in 2009, 2008 and 2007 of $18 thousand dollars, $0.1 million and $0.6 million, respectively, were received and retained by Holdco.
A summary of the number of shares under options that are outstanding as of December 31, 2009 follows:

Number of Shares Under Option	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

108,715	4.9	$5.00	100,353	$5.00
15,000	8.1	$23.63	8,153	$23.63
2,000	10.0	$58.80	400	$58.80
2,000	8.0	$105.00	2,000	$105.00

At December 31, 2009, there was $0.9 million of unrecognized compensation cost relating to outstanding unvested stock options. Approximately $0.4 million of this cost will be recognized in 2010. The balance will be recognized in declining amounts through 2015.

The $0.4 million, $0.8 million and $3.4 million of stock option based compensation expense recorded in 2009, 2008 and 2007, respectively, is a non-cash charge.

Stock Option Modifications

In December 2006, Holdco declared a dividend of approximately $96 per share of common stock. In accordance with the terms of the agreement related to then outstanding stock options, in January 2007 the exercise price of all outstanding options was lowered to offset the adverse effect the dividend had on the value of the options. This change did not increase the value of the options; consequently, no additional compensation expense was or will be incurred.

In 2007, the Compensation Committee of the Board of Directors accelerated the vesting of approximately 10% of the then outstanding stock options and lowered the levels of profitability and cash generation required to achieve future accelerated vesting, including those for the 2007 year. This resulted in $1.5 million more expense in 2007 than would have been incurred had the changes not been made. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting resulted in recording more of the total expense in 2007and less in later years.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

Restricted Stock

In December 2008, the Compensation Committee granted 32,500 shares of restricted stock in exchange for options to purchase 32,500 shares of common stock issued in 2007 at an exercise price of $105.00 per share. The stock options surrendered in exchange for the restricted stock are presented as a cancellation of stock options in the stock option activity table above. Also in December 2008, the Compensation Committee granted an additional 21,840 shares of restricted stock to various members of management.

A summary of all restricted stock activity during 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Restricted Stock Outstanding at December 31, 2008	54,340	$13.87
Granted	59,500	$48.13
Vested	—	$—
Forfeited	(4,000)	$13.87
Restricted Stock Outstanding at December 31, 2009	109,840	$32.43

During 2009 and 2008, the Company granted 59,500 and 54,340 shares of restricted stock with aggregate fair values of $2.9 million and $0.7 million, respectively.

The terms of the restricted stock agreement provide that the shares of restricted stock vest only upon a change of control, as defined, of Holdco. Due to the uncertainty surrounding the ultimate vesting of the restricted stock, no stock-based compensation expense has been recorded. When a change in control becomes probable, expense equal to the fair value of the stock at that time will be recorded.

NOTE 20 — FAIR VALUE ACCOUNTING

The accounting guidance on fair value measurements uses the term “inputs” to broadly refer to the assumptions used in estimating fair values. It distinguishes between (i) assumptions based on market data obtained from independent third party sources (“observable inputs”) and (ii) Holdco’s assumptions based on the best information available (“unobservable inputs”). The accounting guidance requires that fair value valuation techniques maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The fair value hierarchy consists of the three broad levels listed below. The highest priority is given to Level 1, and the lowest is given to Level 3.

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

Interest rate swap measured at fair value on a recurring basis

The only recurring fair value measurement reflected in Holdco’s financial statements was the measurement of interest rate swaps. These interest rate swaps are described in Note 21. The swaps expired in August 2008 and were not replaced.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

When the swaps were outstanding, the fair value of the interest rate swaps were estimated at the present value of the difference between (i) interest payable for the duration of the swap at the swap interest rate and (ii) interest that would be payable for the duration of the swap at the relevant current interest rate at the date of measurement. The estimated fair value was based on “Level 2” inputs.

Assets measured at fair value on a nonrecurring basis

In 2009, no assets were adjusted to their fair values on a nonrecurring basis.

In 2008, the assets listed in the following table were adjusted to fair value on a nonrecurring basis. The amounts are in millions.

		Fair Value Measurements
		Using
		Significant Unobservable Inputs	2008 Write-down
Description		(Level 3)	Loss Adjustments

Assets held for sale	(a)	$0.0	$(1.3)
Trademarks	(b)	$0.5	$(0.5)

(a)
See Note 2 for a description of the impairment write-down of these long-lived assets held for sale. Their carrying amount of $1.3 million was written down to their fair value of zero. This resulted in a loss of $1.3 million, which was included in the 2008 income statement in “Restructuring costs”.

(b)
See Note 9 for a description of the 2008 impairment write-down of this intangible asset. The estimated fair value of this asset is based on discounted cash flows. The cash flows are estimated benefits, which are in the form of avoided costs, because Holdco owns this intangible asset. The estimated fair value of this intangible asset is based on “Level 3” inputs.

Fair value of financial instruments

Cash and cash equivalents - The carrying amount of cash equivalents approximates fair value because the original maturity is less than 90 days.

Trade accounts receivable - The carrying amount of trade receivables approximates fair value because of their short outstanding terms.

Trade accounts payable - The carrying amount of trade payables approximates fair value because of their short outstanding terms.

Short-term borrowings - The carrying value of these borrowings equals fair value because their interest rates reflect current market rates.

Long-term debt - The fair value of the $190 million of term loan borrowings under UCI’s senior credit facility at December 31, 2009 and 2008 was $176.7 million and $131.1 million, respectively. The estimated fair value of UCI’s term loan was based on information provided by an independent third party who participates in the trading market for debt similar to the term loan. Due to the infrequency of trades, this input is considered to be a Level 2 input.

The fair value of UCI’s $230 million senior subordinated notes at December 31, 2009 and 2008 was $221.1 million and $94.9 million, respectively. The estimated fair value of these notes was based on bid/ask prices, as reported by a third party bond pricing service. Due to the infrequency of trades of the senior subordinated notes, these inputs are considered to be Level 2 inputs.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

The fair value of the Holdco Notes at December 31, 2009 and December 31, 2008 was $274.2 million and $94.1 million, respectively. The estimated fair value of these notes is based on the bid/ask prices, as reported by a third party bond pricing service. Due to the infrequency of trades of these notes, these inputs are considered to be Level 2 inputs.

Interest rate swaps - See Note 21.

NOTE 21 — INTEREST RATE SWAPS

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

Quarterly, Holdco adjusted the carrying value of this interest rate swap derivative to its estimated fair value. The offset to the change in this carrying value was recorded as an adjustment to “Accumulated other comprehensive income (loss)” in Holdco’s stockholder’s equity. At December 31, 2006, Holdco recorded a $0.8 million asset to recognize the fair value of its interest rate swaps. Holdco also recorded a $0.3 million deferred tax liability associated therewith. At December 31, 2007, the estimated fair value was $7 thousand dollars.

NOTE 22 — OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) was as follows (in millions):

	Interest rate swaps	Foreign Currency adjustment	Pension and OPEB Liability adjustment	Total accumulated other comprehensive income (loss)

Balance at January 1, 2007	$0.5	$0.6	$(3.6)	$(2.5)
2007 change	(0.5)	0.8	9.0	9.3
Balance at December 31, 2007	—	1.4	5.4	6.8
2008 change	—	(4.3)	(42.1)	(46.4)
Balance at December 31, 2008	—	(2.9)	(36.7)	(39.6)
2009 change	—	1.2	5.9	7.1
Balance at December 31, 2009	$—	$(1.7)	$(30.8)	$(32.5)

NOTE 23 — OTHER INFORMATION

Cash payments for interest in 2009, 2008 and 2007 were $29.6 million, $33.6 million and $40.4 million, respectively. Cash payments (net of refunds) for income taxes for 2009, 2008 and 2007 were $7.6 million, $(3.5) million and $(1.3) million, respectively.

At December 31, 2009 and 2008, 5,000,000 shares of voting common stock were authorized and 2,864,210 and 2,860,560, respectively, were, issued and outstanding. The par value of each share of common stock is $0.01 per share.

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

NOTE 24 — CONCENTRATION OF RISK

Holdco places its cash investments with a relatively small number of high quality financial institutions. Substantially all of the cash and cash equivalents, including foreign cash balances at December 31, 2009 and 2008, were uninsured. Foreign cash balances at December 31, 2009 and 2008 were $8.4 million and $6.7 million, respectively.

Holdco sells vehicle parts to a wide base of customers. Sales are primarily to automotive aftermarket customers. Holdco has outstanding receivables owed by these customers and to date has experienced no significant collection problems. Sales to a single customer, AutoZone, approximated 30%, 29% and 28% of total net sales for the years ended December 31, 2009, 2008 and 2007, respectively. No other customer accounted for more than 10% of total net sales for the years ended December 31, 2009, 2008 and 2007.

NOTE 25 — QUARTERLY FINANCIAL INFORMATION (unaudited)

The following is a summary of the unaudited quarterly results of operations. Holdco believes that all adjustments considered necessary for a fair presentation in accordance with generally accepted accounting principles have been included (in millions).

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

2009
Net sales	$219.9	$217.4	$228.9	$218.8
Gross profit	40.3	48.3	55.8	55.2
Net income (loss) attributable to UCI Holdco, Inc.	(4.4)	2.5	8.2	2.9

2008
Net sales	$229.3	$229.3	$218.1	$203.7
Gross profit	51.1	46.7	47.5	32.6
Net income (loss) attributable to UCI Holdco, Inc.	0.9	(1.1)	(0.5)	(10.9)

Holdco’s quarterly results were affected by the gains and (losses) described in Notes 2, 9, 12 and 16. Below is a summary of the gains and (losses). Except for the effect on cost of sales described in Note 2 and the reduction in sales described in Note 12, none of these losses affect net sales or gross profit. The amounts below are after-tax amounts:

	2009 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Note 2 — Restructuring costs	$0.1	$(0.4)	$0.3	$0.6
Note 16 — Patent litigation costs	—	—	—	4.3

	2008 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Note 2 — Restructuring costs	(0.2)	(0.1)	(0.1)	(1.1)
Note 9 — Trademark impairment loss	—	—	—	(0.3)
Note 12 — Higher than normal warranty loss provision	—	(3.6)	—	(0.6)

UCI Holdco, Inc.
Notes to Consolidated Financial Statements

NOTE 26 — SUBSEQUENT EVENTS

In February 2010, Holdco entered into an agreement to sell its entire 51% interest in its Chinese joint venture to its joint venture partner, LMC.  The sale price is approximately $0.9 million, plus the assumption of certain liabilities due Holdco of approximately $2.5 million.  Based upon the terms of the proposed transaction, Holdco will record an after tax loss in the range of $1.2 million to $1.6 million.

The sale agreement also provides for the Company to enter into a long-term supply agreement pursuant to which LMC will supply certain water pump components to the Company.  As part of this long-term supply agreement, LMC will purchase from Holdco all the aluminum necessary to produce aluminum parts to be supplied under the agreement.  The completion of the sale is subject to certain closing conditions, including approval from governmental entities in China; accordingly, there is no assurance when, or if, the transaction will be completed.

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

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our executive officers and directors as of the date of this report.

Name	Age	Position
David L. Squier	64	Chairman of the Board
Bruce M. Zorich	56	President, Chief Executive Officer, Director
Mark P. Blaufuss	41	Chief Financial Officer, Director
Ian I. Fujiyama	37	Director
Paul R. Lederer	70	Director
Gregory S. Ledford	52	Director
Michael G. Malady	54	Vice President, Human Resources
Raymond A. Ranelli	62	Director
John C. Ritter	62	Director
Martin Sumner	36	Director
Keith A. Zar	55	Vice President, General Counsel and Secretary

David L. Squier is the Chairman of our Board of Directors and has been a member of the Board since 2006. He has also served in the same capacities for UCI since 2003. Mr. Squier retired from Howmet Corporation in October 2000, where he served as the President and Chief Executive Officer for over eight years. Prior to his tenure as CEO, Mr. Squier served in a number of senior management assignments at Howmet, including Executive Vice President and Chief Operating Officer. Mr. Squier was also a member of the Board of Directors of Howmet from 1987 until his retirement. Mr. Squier currently serves as an adviser to Carlyle. Mr. Squier currently serves on the Boards of Directors of Vought Aircraft Industries, Wesco Aircraft and Sequa Corporation and he served on the Board of Directors of Forged Metal, Inc. from 2003 to 2008.

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

Mark P. Blaufuss is our Chief Financial Officer and was elected as a member of the Board in September 2009. He has also served in the same capacities for UCI since 2009. From April 2007 through August 2009, Mr. Blaufuss was Chief Financial Officer of AxleTech International.  From June 2004 through April 2007, he was a Director at AlixPartners LLC.

Ian I. Fujiyama has been a member of the Board since 2006. He has also served in the same capacity for UCI since 2003. Mr. Fujiyama is a Managing Director with Carlyle, which he joined in 1997. During his tenure at Carlyle, he spent two years in Hong Kong and Seoul working for Carlyle’s Asia buyout fund, Carlyle Asia Partners. Prior to joining Carlyle, Mr. Fujiyama was an Associate at Donaldson Lufkin and Jenrette Securities Corp. from 1994 to 1997. He is also a director of ARINC, Incorporated and Booz Allen Hamilton, Incorporated.

Paul R. Lederer has been a member of the Board since 2006. He has also served in the same capacity for UCI since 2003. Mr. Lederer has been retired the past nine years with the exception of serving on the Boards of Directors of several public companies, acting as a consultant to Carlyle and serving on the Advisory Boards of Richco, Inc. and RTC Corp. Mr. Lederer currently sits on the Board of Directors of O’Reilly Automotive, Inc., Dorman Products, Inc. and MAXIMUS, Inc. Mr. Lederer served as a director of Proliance International from 1995 to 2009.

Gregory S. Ledford has been a member of the Board of Directors since September 2006. He has also served in the same capacity for UCI since 2006. Mr. Ledford is a Managing Director with Carlyle. Mr. Ledford joined Carlyle in 1988 and is currently head of the Automotive and Transportation group. Prior to joining Carlyle, Mr. Ledford was Director of Capital Leasing for MCI Telecommunications, where he was responsible for more than $1 billion of leveraged lease financing. From 1991 to 1997, he was Chairman and CEO of The Reilly Corp., a former portfolio Company that was successfully sold in September 1997. Mr. Ledford is also a member of the Board of Directors of The Hertz Corporation.

Michael G. Malady has been our Vice President, Human Resources since 2006. He has also served in the same capacity for UCI since 2003. Prior to joining UCI, Mr. Malady spent 16 years in various positions with Howmet Corporation, most recently as Vice President, Human Resources.

Raymond A. Ranelli has been a member of the Board since 2006. He has also served in the same capacity for UCI since 2004. Mr. Ranelli retired from PricewaterhouseCoopers, where he was a partner for over 21 years, in 2003. Mr. Ranelli held several positions at PricewaterhouseCoopers, including Vice Chairman and Global Leader of the Financing Advisory Services practice. Mr. Ranelli is also a director of United Surgical Partners International, Inc. Mr. Ranelli previously served as a director of Centennial Communications Corp. from 2004 to 2009, Hawaiian Telcom Communications, Inc. from 2005 to 2009 and Ameripath, Inc. from 2003 to 2007.

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

Martin Sumner has been a member of the Board since December 2006. He has also served in the same capacity for UCI since 2006. Mr. Sumner is a Principal with Carlyle, which he joined in 2003. During his tenure at Carlyle, he served as a Senior Associate from 2003 to 2005. Prior to joining Carlyle, Mr. Sumner worked as an Associate at Thayer Capital Partners from 1999 to 2001 and an Associate at Mercer Management Consulting from 1996 to 1999.

Keith A. Zar has been our Vice President, General Counsel and Secretary since 2006. He has also served in the same capacity for UCI since 2005. Prior to joining UCI, Mr. Zar was Senior Vice President, General Counsel and Chief Administrative Officer of Next Level Communications.

Board Committees

Our Board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the Board of Directors and four standing committees: the Audit Committee, the Executive Committee, the Compensation Committee and the Investment Committee. The Audit Committee consists of Messrs. Ranelli (chair), Ritter and Fujiyama. The Board has determined that Messrs. Ranelli and Ritter are the Audit Committee financial experts and that Messrs. Ranelli and Ritter are independent, determined using the NYSE standard, for purposes of the Audit Committee. The Executive Committee consists of Messrs. Squier, Zorich and Fujiyama. The Compensation Committee consists of Messrs. Squier (chair), Lederer and Fujiyama. Mr. Blaufuss is the sole member of the Investment Committee. In addition, from time to time, other committees may be established under the direction of the Board when necessary to address specific issues.

Code of Ethics

The Company has adopted a code of ethics that applies to its executive officers. A copy of the code of ethics will be provided to any person without charge. Request should be made in writing to Karl Van Mill at United Components, Inc., 14601 Highway 41 North, Evansville, Indiana 47725.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Compensation Objectives

Our named executive officers for 2009, or NEOs, include Bruce M. Zorich, President and Chief Executive Officer, Mark P. Blaufuss, who joined UCI in September 2009 as Chief Financial Officer and Executive Vice President, Daniel J. Johnston, who served as Chief Financial Officer and Executive Vice President until September 30, 2009, Michael G. Malady, our Vice President, Human Resources, and Keith A. Zar, our Vice President, General Counsel and Secretary. For our NEOs, compensation is intended to be performance-based. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success.

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

Determination of Compensation Awards

The Compensation Committee is provided with the primary authority to determine and recommend the compensation awards available to the Company’s executive officers. The Compensation Committee uses published surveys to evaluate competitive practices and the amounts and nature of compensation paid to executive officers of public companies with approximately $1 billion in annual sales to determine the amount of executive compensation. Although the Compensation Committee reviews and considers the survey data for purposes of developing a baseline understanding of current compensation practices, the Compensation Committee does not see the identity of any of the surveyed companies and the data is reviewed only to ensure that the Company’s compensation levels and elements are consistent with market standards. The Company does not benchmark compensation of its NEOs against this data.

The Company’s executive compensation package for the NEOs generally consists of a fixed base salary and a variable cash incentive award, combined with an equity-based incentive award granted at the commencement of employment. The Company also granted an additional special equity-based incentive award in the form of restricted stock to Messrs. Zorich, Malady and Zar in 2008. The variable annual cash incentive award and the equity-based awards are designed to ensure that total compensation reflects the overall success or failure of the Company and to motivate the NEOs to meet appropriate performance measures, thereby maximizing total return to stockholders.

To aid the Compensation Committee in making its determination, the CEO provides recommendations annually to the Compensation Committee regarding the compensation of all officers, excluding himself. The performance of our senior executive management team is reviewed annually by the Compensation Committee and the Compensation Committee determines each NEO’s compensation annually.

Within its performance-based compensation program, the Company aims to compensate the NEOs in a manner that is tax effective for the Company.  In practice, the Compensation Committee expects that all of the annual and long-term compensation delivered by the Company will be deductible for purposes of the Internal Revenue Code, as amended.

The Company has no policy with respect to requiring officers and directors to own stock of Holdco.

Salary Freeze in 2009

In 2009, as a result of the difficult economic conditions affecting us, the Company instituted a wage freeze, which was applicable to all officers, including the NEOs.

Compensation Benchmarking and Survey Data

The Company does not benchmark compensation of the NEOs against peer group data. Base salary structures and annual incentive targets are set following the Compensation Committee’s review of a general survey of the nature and amounts and compensation paid by comparably sized companies. The Compensation Committee believes that this approach helps to ensure that our cost structures will allow us to remain competitive in our markets.

Historically, we have targeted the aggregate value of our total compensation to be at or above the median level for this survey group for most executive officer positions. Actual pay for each NEO is determined around this structure, driven by the performance of the executive over time, as well as the annual performance of the Company. Because of the institution of the salary freeze for 2009 discussed above, we did not review compensation data for the survey group for 2009.

Base Compensation

In setting base salaries for the Company’s executive officers, the Compensation Committee reviews data from independently conducted compensation surveys, as discussed above. While base salaries are not considered by the IRS to constitute performance-based compensation, in addition to market positioning, each year the Company determines base salary increases based upon the performance of the executive officers as assessed by the Compensation Committee, and for executive officers other than the CEO, by the CEO. No formulaic base salary increases are provided to the NEOs. The Company sets base salaries for its NEOs generally at a level it deems necessary to attract and retain individuals with superior talent.  In 2009, the Company instituted a salary freeze, resulting in the NEOs who continued in employment with the Company receiving the same level of base salary that they received in 2008.

Mr. Blaufuss commenced his employment with the Company in September 2009.  His salary of $380,000 per year was negotiated on an arms-length basis prior to the beginning of his employment and is the same level of salary earned by Mr. Johnston in the same position in 2009. The Compensation Committee determined that that level of salary was appropriate for Mr. Blaufuss based on the factors discussed above.

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

The annual bonus program consists of an annual cash award based upon the Company’s achievement of adjusted EBITDA and operating cash flow targets and the subjective assessment of performance of each NEO.

Under the terms of the annual bonus plan, results of at least 90% of the target performance level for any performance criteria must be achieved in order to earn the portion of the award based on that criteria. Achievement of 90% of the target performance level results in an award of 50% of the targeted award. Achievement of 110% of the target performance level results in an award of 150% of the targeted award. Once the achievement of targets has been determined, the Compensation Committee makes a subjective assessment of personal performance for each officer, and may adjust the amount of award paid upward or downward based upon that assessment. In addition, incentive amounts to be paid under the performance-based programs may be adjusted by the Compensation Committee to account for unusual events such as extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent, the Compensation Committee does not consider the effect of such events indicative of Company performance. Payments under each of the programs are contingent upon continued employment, though pro rata bonus payments will be paid in the event of death or disability based on actual performance at the date relative to the targeted performance measures for each program.

The adjusted EBITDA and operating cash flow targets are those contained in the Company’s business plan for the year, are intended to satisfy overall corporate goals for growth and strategic accomplishment, and are considered by the Compensation Committee to be difficult to achieve, but obtainable.
.
For 2009, the Company achieved 107% of the adjusted EBITDA performance target (which carried a 50% weighting) and 107% of the operating cash flow performance target (which carried a 50% weighting). Accordingly, before factoring in the achievement of personal objectives, the executive officers achieved 135% of the target award. Mr. Zorich’s target award under the plan is 80% of his base salary, the target award for each of Messrs. Blaufuss and Johnston under the plan is 50% of his base salary, the target award for Mr. Malady under the plan is 35% of his base salary and the target award for Mr. Zar under the plan is 40% of his base salary. Based on the criteria discussed above, for 2009 Messrs. Zorich, Blaufuss, Johnston, Malady and Zar were awarded $558,000, $95,000, $142,500, $124,950 and $173,400, respectively.  The awards for Messrs. Blaufuss and Johnston were adjusted to reflect a pro-rata award based on a partial year of service.  In addition, pursuant to the terms of his severance agreement, Mr. Johnston’s award (before taking into account his partial year of service) was limited to 100% of his target award.

The Compensation Committee believes that the payment of the annual cash incentive bonus provides incentives necessary to retain executive officers and reward them for short-term Company performance.

Discretionary Long-Term Equity Incentive Awards

The Company’s executive officers, along with other key Company employees, are granted Holdco stock options or restricted stock at the commencement of their employment with the Company, and are eligible to receive additional awards of stock options or restricted stock at the discretion of the Compensation Committee.

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

Generally, stock options granted under the Holdco equity incentive plan have an eight-year vesting schedule in order to provide an incentive for continued employment and expire ten years from the date of the grant. 50% of each option is subject to vesting in five equal installments over the first five years of the officer’s employment. The remaining 50% of each option vests at the end of eight years from the grant date, but may be accelerated upon the achievement of certain targets in EBITDA and free cash flow. The exercise price of options granted under the stock option plan is 100% of the fair market value of the underlying stock on the date of grant.

None of Messrs. Zorich, Johnston, Malady or Zar received an equity award grant in 2009.  Mr. Blaufuss received an award of 30,000 shares of Holdco restricted stock in 2009 in connection with the commencement of his employment with the Company, which the Compensation Committee determined was appropriate to attract, retain and incentivize Mr. Blaufuss.  The shares of restricted stock will vest only upon a change in control of Holdco.

Defined Contribution Plans

The Company has a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”) to cover eligible employees of the Company. The 401(k) Plan permits eligible employees of the Company to defer up to 50% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. The Company has suspended its matching contributions to the 401(k) Plan. Prior to the suspension, the Company had made matching contributions in an amount equal to fifty cents for each dollar of participant contributions, up to a maximum of five percent of the participant’s annual salary and subject to certain other limits. Plan participants vest in the amounts contributed by the Company following three years of employment with the Company. Employees of the Company are eligible to participate in the 401(k) Plan immediately upon commencing employment with the Company.

The 401(k) Plan is offered on a nondiscriminatory basis to all employees of the Company who meet the eligibility requirements. The Compensation Committee believes that matching contributions previously provided by the Company assist the Company in attracting and retaining talented executives and the Company may determine to make matching contributions again in the future. The 401(k) Plan provides an opportunity for participants to save money for retirement on a tax-qualified basis and to achieve financial security, thereby promoting retention.

Defined Benefit Plans

Our CEO and Vice President, Human Resources participate in the Champion Laboratories, Inc. Pension Plan. Annual retirement benefits under the plan accrue at a rate of 1.5% of the first $200,000 of gross wages for each year of service up to 30 years of service. Benefits are payable as a life annuity for the participant. If elected, joint & survivor and 10 year guaranteed payment options are available at reduced benefit levels. The full retirement benefit is payable to participants who retire on or after the social security retirement age, and a reduced early retirement benefit is available to participants who retire on or after age 55. No offsets are made for the value of any social security benefits earned.

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

Messrs. Zorich, Blaufuss, Malady and Zar each has an agreement which provides for severance benefits upon termination of employment. Mr. Zorich has an employment agreement, amended and restated as of December 23, 2008, which has an original one-year term and is extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods to terminate the agreement. The agreement provides that upon termination of Mr. Zorich’s employment he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of Mr. Zorich’s employment either by us without cause or due to nonextension of the term by us or by Mr. Zorich for good reason, he is entitled to receive his stated annual base salary paid in monthly installments for 12 months (24 months in the case of a termination for any of these reasons following a change of control of the Company), a lump sum payment of the pro rata portion of his target level bonus and, during the severance period (but not with respect to a termination due to nonextension of the term by us), continued coverage under all of our group health benefit plans in which Mr. Zorich and any of his dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Zorich’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary and the pro rata portion of his annual bonus, to be determined in good faith by the Compensation Committee. During his employment and for 12 months following termination (24 months in the case of a termination following a change of control), Mr. Zorich is prohibited from competing with any material business of the Company, or from soliciting employees, customers or suppliers of the Company to terminate their employment or arrangements with the Company.

Mr. Blaufuss has a severance agreement, dated as of September 8, 2009. The agreement provides that, upon termination of Mr. Blaufuss’s employment either by us without cause or by Mr. Blaufuss for good reason, he is entitled to receive his stated annual base salary, paid in monthly installments for 12 months and, during the severance period, direct payment or reimbursement of health and dental insurance premiums. Upon termination of Mr. Blaufuss’s employment either by us without cause, or by Mr. Blaufuss for good reason following a change of control of the Company, he is entitled to receive his stated annual base salary paid in monthly installments for 24 months and, during the severance period, direct payment or reimbursement of health and dental insurance premiums.

Mr. Malady has a severance agreement, dated as of December 23, 2008. The agreement provides that, upon termination of Mr. Malady’s employment either by us without cause or by Mr. Malady for good reason, he is entitled to receive his stated annual base salary, paid in monthly installments for 12 months and, during the severance period, direct payment or reimbursement of health and dental insurance premiums. Upon termination of Mr. Malady’s employment either by us without cause, or by Mr. Malady for good reason following a change of control of the Company, he is entitled to receive his stated annual base salary paid in monthly installments for 24 months and, during the severance period, direct payment or reimbursement of health and dental insurance premiums.

Mr. Zar has a severance agreement, dated as of December 23, 2008. The agreement provides that, upon termination of Mr. Zar’s employment either by us without cause or by Mr. Zar for good reason, he is entitled to receive his stated annual base salary, paid in monthly installments for 12 months and, during the severance period, direct payment or reimbursement of health and dental insurance premiums. Upon termination of Mr. Zar’s employment either by us without cause, or by Mr. Zar for good reason following a change of control of the Company, he is entitled to receive his stated annual base salary paid in monthly installments for 24 months and, during the severance period, direct payment or reimbursement of health and dental insurance premiums.

Mr. Johnston had a severance agreement, dated as of December 23, 2008. The agreement provided that, upon termination of Mr. Johnston’s employment (i) either by us without cause or by Mr. Johnston for good reason or (ii) for any reason on or after September 30, 2009, he would be entitled to receive his stated annual base salary paid in monthly installments for 12 months, a lump sum payment of the pro rata portion of his target level bonus and, during the severance period, direct payment or reimbursement of health and dental insurance premiums. Upon termination of Mr. Johnston’s employment either by us without cause or by Mr. Johnston for good reason following a change of control of the Company, he would have been entitled to receive his stated annual base salary paid in monthly installments for 24 months and, during the severance period, direct payment or reimbursement of health and dental insurance premiums.  Mr. Johnston’s employment with us terminated on September 30, 2009 and we are currently making severance payments to Mr. Johnston in accordance with the terms of his severance agreement, as described in more detail below.

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

Policies with Respect to Equity Compensation Awards `

The Company grants all stock option awards at no less than fair market value as of the date of grant. The fair market value is determined in good faith by the Board of Directors, with analyses prepared by independent valuation experts, as deemed appropriate.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K (Section 229.402(b)) with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

David L. Squier, Chairman
Ian I. Fujiyama
Paul R. Lederer

SUMMARY COMPENSATION TABLE FOR 2009

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value	All Other Compensation(4)	Total
Bruce M. Zorich	2009	$465,000					$558,000	$36,936	$8,401	$1,068,337
President and Chief	2008	465,000	$125,000	(5)	$0			36,856	7,935	634,791
Executive Officer	2007	441,000				$0	387,000	19,855	7,141	854,996

Mark P. Blaufuss Chief Financial	2009	126,667	75,000	(7)	0		95,000		556	297,223
Officer and
Executive Vice President(6)

Daniel J. Johnston	2009	285,000					142,500		99,230	526,730
Chief Financial	2008	380,000	62,700	(5)					7,141	449,841
Officer and	2007	203,558	100,000	(9)		46,955	119,000		1,629	471,142
Executive Vice President(8)

Michael G. Malady	2009	238,000					124,950	29,984	3,143	396,077
Vice President,
Human Resources

Keith A. Zar	2009	289,000					173,400		3,410	465,810
Vice President, General
Counsel and Secretary

(1)
Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For the assumptions used in calculating the value of this award, see Note 19 to our consolidated financial statements included in this report.

(2)
Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For the assumptions used in calculating the value of this award, see Note 19 to our consolidated financial statements included in this report.

(3)
Represents bonus amounts earned under the Company’s annual bonus program for fiscal years ended December 31, 2007 and December 31, 2009. No bonuses were earned under the annual bonus program with respect to performance for the year ended December 31, 2008.

(4)
Includes Company matching funds under the Company’s 401(k) plan and Company-paid life insurance premiums.  For Mr. Johnston, includes $95,000 in severance payments, and $3,608, representing the cost of healthcare continuation benefits provided to Mr. Johnston in 2009.  The total amount of severance payments and benefits to be made or provided to Mr. Johnston are set forth in more detail below and are contingent on Mr. Johnston’s compliance with certain non-competition, non-solicitation and non-disparagement covenants.

(5)	Represent discretionary bonuses paid in 2009 with respect to the year ended December 31, 2008. These bonuses were not paid under the Company’s annual bonus program.

(6)	Mr. Blaufuss’s employment with the Company commenced on September 8, 2009.

(7)	Represents payment made to Mr. Blaufuss in connection with the commencement of his employment with the Company.

(8)	Mr. Johnston’s employment with the Company commenced on June 11, 2007.

(9)	Represents payment made to Mr. Johnston in connection with the commencement of his employment with the Company.

GRANTS OF PLAN-BASED AWARDS FOR 2009

								Grant Date Fair
		Estimated Future Payouts Under Non-Equity				All Other Stock Awards:		Value of
		Incentive Plan Awards				Number of Shares of Stock		Stock and Option
Name	Grant Date	Threshold	Target		Maximum	or Units		Awards
Bruce M. Zorich		$186,000	$372,000	(1)	$558,000

Mark P. Blaufuss		31,667	63,333	(2)	95,000
	9/8/09					30,000	(3)	$0	(4)

Daniel J. Johnston		71,250	142,500	(5)	142,500

Michael G. Malady		41,650	83,300	(6)	124,950

Keith A. Zar		57,800	115,600	(7)	173,400

(1)
Actual cash bonus earned under the UCI Annual Incentive Compensation Plan for the 2009 plan year was $558,000. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

(2)
Actual cash bonus earned under the UCI Annual Incentive Compensation Plan for the 2009 plan year was $95,000. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

(3)
This restricted stock was granted on September 8, 2009 under the Holdco equity incentive plan. All stock vests following a change of control of Holdco. See “Discretionary Long-Term Equity Incentive Awards” for a discussion of the terms of these option grants.

(4)
The value of a stock award is based on the grant date fair value computed in accordance with FASB ASC Topic 718. For the assumptions used in calculating the value of this award, see Note 19 to our consolidated financial statements included in this report.

(5)
Actual cash bonus earned under the UCI Annual Incentive Compensation Plan for the 2009 plan year was $142,500. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

(6)
Actual cash bonus earned under the UCI Annual Incentive Compensation Plan for the 2009 plan year was $124,950. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

(7)
Actual cash bonus earned under the UCI Annual Incentive Compensation Plan for the 2009 plan year was $173,400. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

The following table provides information regarding the Holdco stock options and restricted stock held by the named executive officers as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options — Exercisable		Number of Securities Underlying Unexercised Options — Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Bruce M. Zorich	6,500	(1)	2,889	(2)	28,889	(3)	$5.00	11/21/2013	19,300	(4)	$0
Mark P. Blaufuss	0		0		0				30,000	(4)	0
Daniel J. Johnston	0		0		0
Michael G. Malady	2,250	(5)	1,000	(6)			5.00	8/25/2013	8,260	(4)	0
Keith A. Zar	7,500	(7)	2,500	(8)			5.00	1/31/2015	9,280	(4)	0

(1)	The 6,500 shares underlying the exercisable portion of the option became exercisable on December 31, 2007.

(2)	These 2,889 shares will become exercisable on November 20, 2011.

(3)	These 28,889 shares may become exercisable upon the achievement of certain financial targets.

(4)	These shares of restricted stock become vested only in connection with a change of control of Holdco.

(5)	The 2,250 shares underlying the exercisable portion of the option became exercisable on December 31, 2007.

(6)	These 1,000 shares will become exercisable on August 25, 2011.

(7)
The 7,500 shares underlying the exercisable portion of the option became exercisable as follows: 1,500 shares on December 31, 2005, 2,000 shares on December 31, 2006, 2,000 shares on December 31, 2007, 1,000 shares on December 31, 2008 and 1,000 shares on December 31, 2009.

(8)	These 2,500 shares will become exercisable on January 31, 2013.

PENSION BENEFITS FOR 2009

The following table sets forth information regarding the accrued pension benefits for the named executive officers for 2009 under the Champion Laboratories Inc. Pension Plan, described below.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Bruce M. Zorich	Champion Laboratories Inc. Pension Plan	7	$152,533	$0
Michael G. Malady	Champion Laboratories Inc. Pension Plan	6	127,191	0

Mr. Zorich and Mr. Malady are the only named executive officers eligible to participate in the Champion Laboratories Inc. Pension Plan offered by us as described below. The following table shows the estimated annual pension benefit under the pension plan for the specified compensation and years of service.

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

As of December 31, 2009, Messrs. Zorich and Malady had earned seven and six years, respectively, of credited service under the pension plan.

For information with respect to the valuation methods and material assumptions applied in quantifying the present value of the accrued benefits under the pension plan, see Note 15 to the financial statements of the Company contained in this Form 10-K.

Potential Payments upon Termination or Change-in-Control

Messrs. Zorich, Blaufuss, Malady and Zar each has an agreement which provides for severance benefits upon termination of employment. See the section titled “Severance Arrangements/Employment Agreements” above for a description of the employment and severance agreements with our NEOs.

Assuming that Mr. Zorich’s employment had been terminated by us without cause or by Mr. Zorich with good reason effective December 31, 2009, he would have been entitled to the following severance benefits: salary continuation, $465,000 ($930,000 if his employment had been terminated for any of those reasons following a change of control); bonus, $372,000; and group health benefits, $15,570 ($31,140 if his employment had been terminated for any of those reasons following a change of control). The health benefits were calculated using an estimate of the cost to the Company of such health coverage based upon past experience.

Assuming that Mr. Blaufuss’s employment had been terminated by us without cause or by Mr. Blaufuss with good reason effective December 31, 2009, he would have been entitled to the following severance benefits: salary continuation, $380,000; and group health benefits, $15,172. If his employment had been terminated effective December 31, 2009 for any of those reasons following a change of control, he would have been entitled to the following severance benefits: salary continuation, $760,000; and group health benefits, $30,344. The health benefits were calculated using an estimate of the cost to the Company of such health coverage based upon past experience.

Assuming that Mr. Malady’s employment had been terminated by us without cause or by Mr. Malady with good reason effective December 31, 2009, he would have been entitled to the following severance benefits: salary continuation, $238,000; and group health benefits, $15,172. If his employment had been terminated effective December 31, 2009 for any of those reasons following a change of control, he would have been entitled to the following severance benefits: salary continuation, $476,000; and group health benefits, $30,344. The health benefits were calculated using an estimate of the cost to the Company of such health coverage based upon past experience.

Assuming that Mr. Zar’s employment had been terminated by us without cause or by Mr. Zar with good reason effective December 31, 2009, he would have been entitled to the following severance benefits: salary continuation, $289,000; and group health benefits, $15,172. If his employment had been terminated effective December 31, 2009 for any of those reasons following a change of control, he would have been entitled to the following severance benefits: salary continuation, $578,000; and group health benefits, $30,344. The health benefits were calculated using an estimate of the cost to the Company of such health coverage based upon past experience.

Mr. Johnston is being paid the following severance benefits following his termination in September 2009: salary continuation, $380,000 ($95,000 in 2009 and $285,000 in 2010); bonus for 2009, $142,500; and group health benefits, $18,039 ($3,608 in 2009 and $14,431 in 2010).

Under the agreements covering certain of Mr. Zorich’s, Mr. Zar’s and Mr. Malady’s stock options, in the event of a change in control of the Company, the exercisability of all shares of Holdco underlying the option would be accelerated. In addition, under the agreement covering Mr. Zorich’s, Mr. Blaufuss’s, Mr. Zar’s and Mr. Malady’s restricted stock, in the event of a change of control of Holdco, all of the restricted stock would vest. Assuming a change in control of Holdco occurred effective December 31, 2009, based on the estimated fair market value of $58.80 per share of the Company’s common stock on that date, the value of the acceleration of Mr. Zorich’s, Mr. Zar’s and Mr. Malady’s unvested outstanding options (determined by multiplying the fair market value on December 31, 2009, minus the exercise price, by the number of shares subject to the option that would receive accelerated vesting), would be $155,427, $107,599 and $53,800, respectively. Assuming a change in control of Holdco occurred effective December 31, 2009, based on the estimated fair market value of $58.80 per share of Holdco’s common stock on that date, the value of the vesting of Mr. Zorich’s, Mr. Blaufuss’s, Mr. Zar’s and Mr. Malady’s restricted stock would be $1,134,835, $1,763,992, $545,662 and $485,686,respectively.

Compensation Risk

Management of the Company, through the human resources, finance and legal departments, have analyzed the potential risks arising from the Company's compensation policies and practices, and has determined that there are no such risks that are reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION FOR 2009

Directors who are employees of the Company (Messrs. Zorich and Blaufuss) or Carlyle (Messrs. Fujiyama, Ledford and Sumner) receive no additional compensation for serving on the board or its committees. Mr. Squier, Chairman of the Board, receives a cash retainer of $60,000 per year; Mr. Ranelli, Chairman of our Audit Committee, receives a cash retainer of $55,000 per year; and the other directors not employed by Carlyle or the Company, John Ritter and Paul Lederer, receive a cash retainer of $45,000 per year. Each of Messrs. Squier, Ranelli, Ritter and Lederer is also granted, in December of each year he continues in service as a director, an option to purchase 500 shares of the common stock of Holdco, to become exercisable 20% per year over five years.

In 2009, we provided the following annual compensation to directors who are not employees of the Company or Carlyle.

Name	Fees Earned if Paid in Cash	Option Awards(1)		Total
David L. Squier	$60,000	$14,990	(2)	$74,990
Paul R. Lederer	45,000	14,990	(3)	59,990
Raymond A. Ranelli	55,000	14,990	(4)	69,990
John C. Ritter	45,000	14,990	(5)	59,990

(1)
Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For the assumptions used in calculating the value of this award, see Note 19 to our consolidated financial statements included in this report.

(2)
As of December 31, 2009, Mr. Squier held options with respect to 4,000 shares of common stock of Holdco: 1,000 granted on December 9, 2003 with a grant date fair value of $52,170; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; 500 granted on December 15, 2007 with a grant date fair value of $6,380; 500 granted on December 15, 2008 with a grant date fair value of $2,530; and 500 granted on December 15, 2009 with a grant date fair value of $14,990.

(3)
As of December 31, 2009, Mr. Lederer held options with respect to 3,500 shares of common stock of Holdco: 500 granted on December 9, 2003 with a grant date fair value of $26,085; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; 500 granted on December 15, 2007 with a grant date fair value of $6,380; 500 granted on December 15, 2008 with a grant date fair value of $2,530; and 500 granted on December 15, 2009 with a grant date fair value of $14,990.

(4)
As of December 31, 2009, Mr. Ranelli held options with respect to 3,500 shares of common stock of Holdco: 1,000 granted on June 30, 2004 with a grant date fair value of $54,300; 500 granted on December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; 500 granted on December 15, 2007 with a grant date fair value of $6,380; 500 granted on December 15, 2008 with a grant date fair value of $2,530; and 500 granted on December 15, 2009 with a grant date fair value of $14,990.

(5)
As of December 31, 2009, Mr. Ritter held options with respect to 3,500 shares of common stock of Holdco: 500 granted on December 9, 2003 with a grant date fair value of $26,085; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; 500 granted on December 15, 2007 with a grant date fair value of $6,380; 500 granted on December 15, 2008 with a grant date fair value of $2,530; and 500 granted on December 15, 2009 with a grant date fair value of $14,990.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	127,715	$9.60	39,273
Equity compensation plans not approved by security holders	0	0	0
Total	127,715	$9.60	39,273

(1)	This includes shares subject to options outstanding under the Amended and Restated Equity Incentive Plan of Holdco, Inc.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Holdco has 2,864,210 shares of common stock outstanding. Certain affiliates of Carlyle own approximately 90.8% of Holdco’s common stock while the remainder is owned by members of our Board of Directors, Bruce M. Zorich, our President and Chief Executive Officer, and other employees of the Company.

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

Beneficial Ownership of Holdco

Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Capital Stock
TCG Holdings, L.L.C.(1)	2,600,500	90.8%
Bruce M. Zorich(2)	29,000	*
David L. Squier(3)	4,000	*
Ian I. Fujiyama	1,500	*
Paul R. Lederer(4)	2,900	*
Michael G. Malady(5)	11,000	*
Raymond A. Ranelli(6)	3,500	*
John C. Ritter(7)	5,500	*
Keith A. Zar(8)	8,000	*
All executive officers and directors as a group (11 persons)	65,400	1.6%

*	Denotes less than 1.0% of beneficial ownership.

(1)
Carlyle Partners III, L.P., a Delaware limited partnership, and CP III Coinvestment, L.P., a Delaware limited partnership (the “Investment Partnerships”), both of which are affiliates of Carlyle, own approximately 90.8% of the outstanding common stock of Holdco, Inc. TC Group Investment Holdings, L.P. exercises investment discretion and control over the shares held by the Investment Partnerships indirectly through its subsidiary TC Group III, L.P., which is the sole general partner of the Investment Partnerships. TCG Holdings II, L.P., a Delaware limited partnership, is the sole general partner of TC Group Investment Holdings, L.P. DBD Investors V, L.L.C., a Delaware limited liability Company, is the sole general partner of TCG Holdings II, L.P. and its address is c/o The Carlyle Group, 1001 Pennsylvania Ave. N.W., Suite 220S, Washington, D.C. 20004.

(2)	Includes 22,500 shares in Holdco beneficially owned by Mr. Zorich and the right to acquire up to 6,500 additional shares.

(3)	Includes 1,000 shares in Holdco beneficially owned by Mr. Squier and the right to acquire up to 3,000 additional shares.

(4)	Includes 400 shares in Holdco beneficially owned by Mr. Lederer and the right to acquire up to 2,500 additional shares.

(5)	Includes 8,750 shares in Holdco beneficially owned by Mr. Malady and the right to acquire up to 2,250 additional shares.

(6)	Includes 1,000 shares in Holdco beneficially owned by Mr. Ranelli and the right to acquire up to 2,500 additional shares.

(7)	Includes 3,000 shares in Holdco beneficially owned by Mr. Ritter and the right to acquire up to 2,500 additional shares.

(8)	Includes the right to acquire up to 8,000 shares in Holdco.

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

Other Related Party Transactions

Sales to The Hertz Corporation were $0.9 million, $0.6 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Affiliates of The Carlyle Group own more than 10% of Hertz Global Holdings, Inc.  The Hertz Corporation is an indirect, wholly-owned subsidiary of Hertz Global Holdings, Inc.

Sales to Allison Transmission, Inc. were $0.6 million for the year ended December 31, 2009. Affiliates of The Carlyle Group own more than 10% of Allison Transmission, Inc.

As part of the ASC Acquisition, we acquired a 51% interest in a Chinese joint venture. This joint venture purchases aluminum castings from our 49% joint venture partner, Shandong Yanzhou Liancheng Metal Products Co. Ltd (“LMC”) and other materials from the joint venture partner’s affiliates. In 2009, 2008 and 2007, we purchased $11.1 million, $12.0 million and $15.4 million, respectively, from its joint venture partner and its affiliates. In addition, we sold materials and processing services to LMC in the amount of $3.1 million in 2009.

ASC rents a building from its former president. The 2009, 2008 and 2007 rent payments, which are believed to be at market rate, were $1.5 million, $1.5 million and $1.4 million, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed by Grant Thornton LLP in 2009 and 2008 were:

Audit Fees — Audit fees billed in 2009 and 2008, were $2,317,111 and $2,806,228, respectively.

Audit-Related Fees — In 2009 and 2008, the Company had audit-related fees of $207,698 and $303,949, respectively. These fees were primarily for audits of Company-sponsored pension plans.

Tax Fees — There were no fees billed for tax services in 2009 and 2008.

All Other Fees — There were no other fees billed in 2009 and 2008.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The Company’s consolidated financial statements included in Item 8 hereof are as of December 31, 2009 and 2008, and for the three years ending December 31, 2009. Such financial statements consist of the following:

Balance Sheets
Income Statements
Statements of Cash Flows
Statements of Changes in Shareholder’s Equity
Notes to Consolidated Financial Statements

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

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of UCI Holdco, Inc. and subsidiaries referred to in our report dated March 19, 2010, which is included in Part II on this Form 10-K. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the  responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
March 19, 2010

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Income	Deductions	Other (a)	Balance at End of Year
	(In millions)
Year ended December 31, 2009
Allowance for excess and obsolete inventory	$14.9	$3.1	$(3.0)	$0.1	$15.1
Valuation allowance for deferred tax assets	4.2	0.4	—	0.6	5.2
Year ended December 31, 2008
Allowance for excess and obsolete inventory	15.6	3.7	(4.3)	(0.1)	14.9
Valuation allowance for deferred tax assets	4.3	0.9	—	(1.0)	4.2
Year ended December 31, 2007
Allowance for excess and obsolete inventory	19.7	2.3	(6.4)	—	15.6
Valuation allowance for deferred tax assets	3.1	1.3	(0.1)	—	4.3

(a)	In 2009 and 2008, Other is the effect of foreign currency translation.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.11
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

*10.12
Amended and Restated Equity Incentive Plan of UCI Holdco, Inc., effective as of December 23, 2008 (incorporated by reference to Exhibit 10.12 to United Components’ Report on Form 10-K filed March 31, 2009).

*10.13
Restricted Stock Agreement, dated December 23, 2008, between UCI Holdco, Inc. and Bruce M. Zorich (incorporated by reference to Exhibit 10.12 to United Components’ Report on Form 10-K filed March 31, 2009).

*10.14
Amended and Restated Employment Agreement, dated December 23, 2008, between United Components, Inc. and Bruce Zorich (incorporated by reference to Exhibit 10.12 to United Components’ Report on Form 10-K filed March 31, 2009).

*10.15
Severance Agreement, dated December 23, 2008, between Daniel Johnston, United Components, Inc., and UCI Holdco, Inc. (incorporated by reference to Exhibit 10.12 to United Components’ Report on Form 10-K filed March 31, 2009).

*10.16	Severance Agreement, dated September 8, 2009, between Mark P. Blaufuss, United Components, Inc., and UCI Holdco, Inc.

*10.17	Restricted Stock Agreement, dated September 8, 2009, between UCI Holdco, Inc. and Mark P. Blaufuss.

*10.18	Severance Agreement, dated December 23, 2008, between Keith A. Zar, United Components, Inc., and UCI Holdco, Inc.

*10.19	Restricted Stock Agreement, dated December 23, 2008, between UCI Holdco, Inc. and Keith A. Zar

*10.20	Severance Agreement, dated December 23, 2008, between Michael G. Malady, United Components, Inc., and UCI Holdco, Inc.

*10.21	Restricted Stock Agreement, dated December 23, 2008, between UCI Holdco, Inc. and Michael G. Malady.

10.22
Resignation, Waiver, Consent, Appointment and Amendment Agreement entered into as of December 22, 2009, by and among Lehman Commercial Paper Inc. acting through one or more of its branches as the Administrative Agent and Swing Line Lender, under the Credit Agreement, Bank of America, N.A., the Lenders party hereto, United Components, Inc. and each of the Guarantors signatory hereto.

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

Date: March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE M. ZORICH	President and Chief Executive Officer
Bruce M. Zorich	(Principal Executive Officer)	March 19, 2010

/s/ MARK P. BLAUFUSS	Chief Financial Officer
Mark P. Blaufuss	(Principal Financial Officer and
	Principal Accounting Officer)	March 19, 2010

/s/ DAVID L. SQUIER	Chairman
David L. Squier		March 19, 2010

/s/ IAN I. FUJIYAMA	Director
Ian I. Fujiyama		March 19, 2010

/s/ PAUL R. LEDERER	Director
Paul R. Lederer		March 19, 2010

/s/ GREGORY S. LEDFORD	Director
Gregory S. Ledford		March 19, 2010

/s/ RAYMOND A. RANELLI	Director
Raymond A. Ranelli		March 19, 2010

/s/ JOHN C. RITTER	Director
John C. Ritter		March 19, 2010

/s/ MARTIN SUMNER	Director
Martin Sumner		March 19, 2010