Form 10-Q
period 2010-03-31
UCI Holdco, Inc.
filed 2010-05-14
CIK 1414937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ (Note: As a voluntary filer not subject to the filing requirements, the registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 2,860,560 shares of its $0.01 par value common stock outstanding as of May 14, 2010, 225,560 of which were held by non-affiliates.

UCI Holdco, Inc.

Index

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
UCI Holdco, Inc.

Condensed Consolidated Balance Sheets
(in thousands)
	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$165,872	$131,942
Accounts receivable, net	263,753	261,210
Inventories, net	134,522	133,058
Deferred tax assets	31,247	31,034
Assets held for sale – Note N	4,637	—
Other current assets	18,314	23,499
Total current assets	618,345	580,743

Property, plant and equipment, net	142,400	149,753
Goodwill	241,461	241,461
Other intangible assets, net	67,099	68,030
Deferred financing costs, net	2,912	3,164
Restricted cash	9,400	9,400
Other long-term assets	5,931	6,304
Total assets	$1,087,548	$1,058,855

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$111,385	$111,898
Short-term borrowings	5,810	3,460
Current maturities of long-term debt	17,895	17,925
Accrued expenses and other current liabilities	119,984	108,147
Total current liabilities	255,074	241,430

Long-term debt, less current maturities	728,130	720,202
Pension and other postretirement liabilities	71,675	70,802
Deferred tax liabilities	8,700	8,785
Other long-term liabilities	6,142	6,672
Total liabilities	1,069,721	1,047,891

Contingencies — Note J

Shareholders’ equity
UCI Holdco, Inc. shareholders’ equity
Common stock	29	29
Additional paid in capital	279,604	279,485
Retained deficit	(231,242)	(237,858)
Accumulated other comprehensive loss	(32,339)	(32,502)
Total UCI Holdco, Inc. shareholders’ equity	16,052	9,154
Noncontrolling interest – Note N	1,775	1,810
Total shareholders’ equity	17,827	10,964
Total liabilities and shareholders’ equity	$1,087,548	$1,058,855

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.

Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months ended March 31,
	2010	2009

Net sales	$230,304	$219,862
Cost of sales	173,076	180,442
Gross profit	57,228	39,420
Operating expense
Selling and warehousing	(14,295)	(14,298)
General and administrative	(11,550)	(12,561)
Amortization of acquired intangible assets	(1,335)	(1,480)
Restructuring costs (Note B)	(2,036)	(205)
Patent litigation costs (Note J)	(964)	—
Operating income	27,048	10,876
Other expense
Interest expense, net	(14,791)	(15,704)
Management fee expense	(500)	(500)
Miscellaneous, net	(951)	(1,485)
Income (loss) before income taxes	10,806	(6,813)
Income tax (expense) benefit	(4,225)	2,155
Net income (loss)	6,581	(4,658)
Less: Loss attributable to noncontrolling interest	(35)	(304)
Net income (loss) attributable to UCI Holdco, Inc.	$6,616	$(4,354)

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss) attributable to UCI Holdco, Inc.	$6,616	$(4,354)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	8,981	9,439
Amortization of deferred financing costs and debt discount	739	787
Non-cash interest expense on Holdco Notes	7,523	7,321
Deferred income taxes	(565)	(1,379)
Other non-cash, net	1,149	355
Changes in operating assets and liabilities
Accounts receivable	(3,533)	7,061
Inventories	(3,735)	11,735
Other current assets	4,927	(198)
Accounts payable	1,836	5,536
Accrued expenses and other current liabilities	12,413	11,608
Other long-term assets	346	287
Other long-term liabilities	873	1,038
Net cash provided by operating activities	37,570	49,236

Cash flows from investing activities
Capital expenditures	(5,841)	(4,018)
Proceeds from sale of other property, plant and equipment	77	24
Net cash used in investing activities	(5,764)	(3,994)

Cash flows from financing activities
Issuances of debt	5,557	3,672
Debt repayments	(3,290)	(22,391)
Net cash provided by (used in) financing activities	2,267	(18,719)

Effect of currency exchange rate changes on cash	(143)	(133)
Net increase in cash and cash equivalents	33,930	26,390

Cash and cash equivalents at beginning of year	131,942	46,655
Cash and cash equivalents at end of period	$165,872	$73,045

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity (unaudited)
(in thousands)

	UCI Holdco, Inc. Shareholder’s (Deficit) Equity
	Common Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ (Deficit) Equity	Comprehensive Income (Loss)

Balance at January 1, 2009	$29	$279,141	$(247,060)	$(39,600)	$2,490	$(5,000)
Recognition of stock based compensation expense		165				165
Comprehensive loss
Net loss			(4,354)		(304)	(4,658)	$(4,354)
Other comprehensive loss
Foreign currency adjustment (after $(7) of income taxes)				(1,642)		(1,642)	(1,642)
Total comprehensive loss							$(5,996)
Balance at March 31, 2009	$29	$279,306	$(251,414)	$(41,242)	$2,186	$(11,135)

Balance at January 1, 2010	$29	$279,485	$(237,858)	$(32,502)	$1,810	$10,964
Recognition of stock based compensation expense		119				119
Comprehensive income
Net income			6,616		(35)	6,581	$6,616
Other comprehensive income
Pension liability (after $(93) of income taxes)				151		151	151
Foreign currency adjustment (after $27 of income taxes)				12		12	12
Total comprehensive income							$6,779
Balance at March 31, 2010	$29	$279,604	$(231,242)	$(32,339)	$1,775	$17,827

The accompanying notes are an integral part of these statements.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION

General

UCI Holdco, Inc. was incorporated on March 8, 2006 as a holding company for UCI Acquisition Holdings, Inc. (“UCI Acquisition”) and United Components, Inc. UCI Holdco, Inc. owns all of the common stock of United Components, Inc. through its wholly-owned subsidiary UCI Acquisition. UCI Holdco, Inc., UCI Acquisition and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). At March 31, 2010, affiliates of The Carlyle Group owned 90.8% of UCI Holdco, Inc.’s common stock, and the remainder was owned by certain current and former members of UCI Holdco, Inc.’s senior management and board of directors. The senior management and board of directors of UCI Holdco, Inc. are also the senior management and board of directors of United Components, Inc.

All operations of UCI Holdco, Inc. are conducted by United Components, Inc. United Components, Inc. operates in one business segment through its subsidiaries. United Components, Inc. manufactures and distributes vehicle parts primarily servicing the vehicle replacement parts market in North America and Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of UCI Holdco, Inc., its wholly-owned subsidiaries and a 51% owned joint venture (see Note N). All significant intercompany accounts and transactions have been eliminated. In these notes to the financial statements, the term “Holdco” refers to UCI Holdco, Inc. and its subsidiaries, including UCI Acquisition and its subsidiaries. The term “UCI” refers to United Components, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.

The December 31, 2009 consolidated balance sheet has been derived from the audited financial statements included in Holdco’s annual report on Form 10-K for the year ended December 31, 2009. The financial statements at March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of Holdco management, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions include estimates of the collectability of accounts receivable and the realizability of inventory, goodwill and other intangible assets. They also include estimates of cost accruals, environmental liabilities, warranty and other product returns, insurance reserves, income taxes, pensions and other postretirement benefits and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates.

These financial statements should be read in conjunction with the financial statements and notes thereto included in Holdco’s annual report on Form 10-K for the year ended December 31, 2009.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

Statement of Operations Reclassification

Certain engineering expenses totaling $0.8 million for the three months ended March 31, 2009 were presented in general and administrative expenses.  These engineering expenses have been reclassified to cost of sales in the condensed consolidated statement of operations for the three months ended March 31, 2009 in order to conform to the current year presentation.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Recently Adopted Accounting Guidance

On January 1, 2009, Holdco adopted changes issued by the Financial Accounting Standards Board (“FASB”) to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items: a noncontrolling interest to be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be measured at fair value and a gain or loss to be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on Holdco’s financial statements. The presentation and disclosure requirements of these changes were applied.

On January 1, 2010, Holdco adopted changes issued by the FASB to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these changes had no impact on Holdco’s financial statements.

Effective January 1, 2010, Holdco adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to  account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  See Note N for a discussion of the sale of Holdco’s 51% owned joint venture.

NOTE B — RESTRUCTURING COSTS

In the first quarters of 2010 and 2009, Holdco incurred $0.1 million and $0.2 million, respectively, of costs for the maintenance and security of land and building that is held for sale. In the first quarter of 2010, Holdco recorded $0.4 million of pension curtailment and settlement losses related to headcount reductions at its Mexican subsidiaries and recorded a non-cash charge of $1.5 million related to the disposition of the company’s interest in a 51% owned joint venture (see Note N).  These costs related to the company’s capacity consolidation activities are reported in the statements of operations in “Restructuring costs.”

NOTE C — SALES OF RECEIVABLES

Holdco has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. Holdco enters into these agreements at its discretion as part of its overall cash management activities. Pursuant to these agreements, Holdco sold $56.1 million and $60.0 million of receivables during the three months ended March 31, 2010 and 2009, respectively.

If receivables had not been factored, $132.4 million and $121.5 million of additional receivables would have been outstanding at March 31, 2010 and December 31, 2009, respectively. Holdco retained no rights or interest, and has no obligations, with respect to the sold receivables. Holdco does not service the receivables after the sales.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The sales of receivables were accounted for as a sale and were removed from the balance sheet at the time of the sales. The costs of the sales were discounts deducted by the factoring companies. These costs were $1.0 million and $1.5 million in the three months ended March 31, 2010 and 2009, respectively. These costs are recorded in the statements of operations in “Miscellaneous, net.”

NOTE D — INVENTORIES

The components of inventory are as follows (in millions):

	March 31, 2010	December 31, 2009
Raw materials	$48.2	$47.5
Work in process	25.9	27.6
Finished products	76.0	73.1
Valuation reserves	(15.6)	(15.1)
	$134.5	$133.1

NOTE E — RESTRICTED CASH

In June 2009, Holdco posted $9.4 million of cash to collateralize a letter of credit required by Holdco’s workers’ compensation insurance carrier. This cash is recorded as “Restricted cash” and is a component of long-term assets on Holdco’s balance sheet at March 31, 2010. This cash is invested in highly liquid, high quality government securities and is not available for general operating purposes as long as the letter of credit remains outstanding or until alternative collateral is posted.

NOTE F — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

“Accrued expenses and other current liabilities” consists of the following (in millions):

	March 31, 2010	December 31, 2009
Salaries and wages	$3.7	$3.1
Bonuses and profit sharing	2.8	6.1
Vacation pay	4.5	4.4
Product returns	46.6	42.1
Rebates, credits and discounts due customers	13.0	13.6
Insurance	11.9	9.8
Taxes payable	9.1	7.0
Interest	8.2	2.4
Other	20.2	19.6
	$120.0	$108.1

NOTE G — PRODUCT RETURNS LIABILITY

The liability for product returns is included in “Accrued expenses and other current liabilities.” This liability includes accruals for estimated parts returned under warranty and for parts returned because of customer excess quantities. Holdco provides warranties for its products’ performance and warranty periods vary by part.  In addition to returns under warranty, Holdco allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, these returns are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. While Holdco does not have a contractual obligation to accept excess quantity returns from all customers, common practice for Holdco and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from Holdco and change to another vendor, it is industry practice for the new vendor, and not Holdco, to accept any inventory returns resulting from the vendor change and any subsequent inventory returns.

Holdco routinely monitors returns data and adjusts estimates based on this data.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Changes in Holdco’s product returns accrual were as follows (in millions):

	Three Months ended March 31,
	2010	2009
Beginning of year	$42.1	$32.0
Cost of unsalvageable parts	(10.1)	(12.0)
Additional reductions to sales	14.6	11.7
End of period	$46.6	$31.7

NOTE H — PENSION

The following are the components of net periodic pension expense (in millions):

	Three Months ended March 31,
	2010	2009
Service cost	$1.1	$1.1
Interest cost	3.3	3.3
Expected return on plan assets	(3.7)	(3.6)
Amortization of prior service cost and unrecognized loss	0.2	0.1
Curtailment and settlement losses recognized	0.4	—
	$1.3	$0.9

In 2010, Holdco recorded $0.4 million of curtailment and settlement losses related to headcount reductions at its Mexican subsidiaries.

NOTE I — DEBT

Holdco’s debt is summarized as follows (in millions):

	March 31, 2010	December 31, 2009
UCI short-term borrowings	$5.8	$3.5
UCI capital lease obligations	0.9	0.9
UCI term loan	190.0	190.0
UCI senior subordinated notes	230.0	230.0
Holdco floating rate senior PIK notes	331.5	324.1
Unamortized debt discount and debt issuance costs	(6.4)	(6.9)
	751.8	741.6
Less:
UCI short-term borrowings	5.8	3.5
UCI term loan	17.7	17.7
UCI current maturities	0.2	0.2
Long-term debt	$728.1	$720.2

Holdco’s floating rate senior PIK notes (the “Holdco Notes”) — The Holdco Notes are due in 2013. Interest on the Holdco Notes will be paid by issuing new notes until December 2011. Therefore, the Holdco Notes will not affect Holdco’s cash flow through 2011. Thereafter, all interest will be payable in cash. Commencing on March 15, 2012, and each quarter thereafter, Holdco is required to redeem for cash a portion of each note, to the extent required to prevent the Holdco Notes from being treated as an applicable high yield discount obligation.

The Holdco Notes are unsecured and will rank pari passu with any future senior indebtedness of Holdco and will rank senior to any future subordinated indebtedness of Holdco. The Holdco Notes are effectively subordinated to future secured indebtedness to the extent of the value of the collateral securing such indebtedness and to all existing and future indebtedness and other liabilities of Holdco’s subsidiaries (other than indebtedness or other liabilities owed to UCI Holdco, Inc., excluding its subsidiaries).

The Holdco Notes indenture contains covenants that restrict Holdco’s ability to: incur or guarantee additional debt; pay dividends or redeem stock; make certain investments; sell assets; merge or consolidate with other entities; and enter into transactions with affiliates. Management believes that as of March 31, 2010 and as of the date of this quarterly report, Holdco was and is in compliance with such covenants.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

UCI’s senior credit facility — UCI’s senior credit facility includes a term loan and, until its termination in June 2009, included a revolving credit facility.

As a result of previous prepayments there are no scheduled repayments of the term loan before December 2011.  While there are no scheduled repayments before December 2011, UCI’s senior credit facility does require mandatory prepayments of the term loan when UCI generates Excess Cash Flow as defined in the senior credit facility.   UCI generated Excess Cash Flow in the year ending December 31, 2009, resulting in a mandatory prepayment of $17.7 million, payable within 95 days of December 31, 2009.  In accordance with this provision, UCI made the $17.7 million mandatory prepayment, reducing the amount outstanding under the term loan to $172.3 million, on April 1, 2010. This mandatory prepayment is presented as a component of “Current maturities of long-term debt” in the March 31, 2010 balance sheet.   The term loan matures in June 2012.

UCI’s senior credit facility requires UCI to maintain certain financial covenants and requires mandatory prepayments under certain events as defined in the agreement.  Also, the facility includes certain negative covenants restricting or limiting UCI’s ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make certain capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter UCI’s business.  UCI is in compliance with all of these covenants and is not required to make any mandatory prepayments other than the $17.7 million mandatory excess cash flow prepayment discussed above.

UCI’s senior subordinated notes (the “Notes”) — The Notes bear interest at 9 3/8% with interest payable in arrears semi-annually on June 15 and December 15 of each year. The Notes are unsecured and rank equally in right of payment with any of UCI’s future senior subordinated indebtedness. They are subordinated to indebtedness and other liabilities of UCI’s subsidiaries that are not guarantors of the Notes. They are guaranteed on a full and unconditional and joint and several basis by UCI’s domestic subsidiaries. The Notes mature on June 15, 2013.

UCI’s short-term borrowings — At March 31, 2010, short-term borrowings included $1.6 million of a Spanish subsidiary’s notes payable and $4.2 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2009, short-term borrowings included $0.3 million of a Spanish subsidiary’s notes payable and $3.2 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. The Chinese subsidiaries’ notes payable are secured by receivables.

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

Environmental

Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey (the “New Jersey Site”), where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. Holdco is analyzing what further investigation and remediation, if any, may be required at the New Jersey Site. The second site is a previously owned site in Solano County, California (the “California Site”), where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of the environmental matters related to the New Jersey Site and the California Site will not exceed the $1.4 million accrued at March 31, 2010 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and due to inherent uncertainty in such environmental matters, it is possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

In addition to the two matters discussed above, Holdco has been named as a potentially responsible party at a site in Calvert City, Kentucky (the “Kentucky Site”). Holdco estimates settlement costs at $0.1 million for this site. Also, Holdco is involved in regulated remediation at two of its manufacturing sites (the “Manufacturing Sites”). The combined cost of the remaining remediation at such Manufacturing Sites is $0.2 million. Holdco anticipates that the majority of the $0.3 million reserved for settlement and remediation costs will be spent in the next year. To date, the expenditures related to the Kentucky Site and the Manufacturing Sites have been immaterial.

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

UCI and Champion were also named as two of multiple defendants in 17 similar complaints originally filed in the District of Connecticut, the Northern District of California, the Northern District of Illinois and the Southern District of New York by plaintiffs who claim to be indirect purchasers of aftermarket filters.  Two of the complaints also named The Carlyle Group as a defendant, but the plaintiffs in both of those actions voluntarily dismissed Carlyle without prejudice.  Champion, but not UCI, was also named in 3 similar actions originally filed in the Eastern District of Tennessee, the Northern District of Illinois and the Southern District of California.  These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law.  They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of three cases which each allege a class period from January 1, 2002 to the present, and one complaint which alleges a class period from the “earliest legal permissible date” to the present.  The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.

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

On December 1, 2008, all of the indirect purchaser plaintiffs, except Gasoline and Automotive Service Dealers of America (“GASDA”), filed a Consolidated Indirect Purchaser Complaint.  This complaint names Champion as one of multiple defendants, but it does not name UCI.  The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law.  The indirect purchaser plaintiffs seek damages, including statutory treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.  On February 2, 2009, Champion and the other defendants jointly filed a motion to dismiss the Consolidated Indirect Purchaser Complaint.  On November 5, 2009, the Court granted the motion in part, and denied it in part.  The Court directed the indirect purchaser plaintiffs to file an amended complaint conforming to the order.  On November 30, 2009, the indirect purchasers filed an amended complaint.  On December 17, 2009, the indirect purchasers filed a motion for leave to file a second amended complaint.  On December 22, 2009, the Court granted the motion for leave, but gave defendants permission to move to dismiss the second amended complaint.  Defendants’ filed that motion to dismiss on January 19, 2010.  On April 2, 2010, the Court granted the motion in part, and denied it in part.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

On February 2, 2009, Champion, UCI and the other defendants jointly filed a motion to dismiss the GASDA complaint.  On April 13, 2009, GASDA voluntarily dismissed UCI from its case without prejudice.  On November 5, 2009, the Court granted defendants’ motion to dismiss.

Pursuant to a stipulated agreement between the parties, all defendants produced limited initial discovery on January 30, 2009.  On December 10, 2009 the plaintiffs filed their first sets of interrogatories and requests for production of documents.  On January 11, 2010, all defendants filed a number of discovery requests to plaintiffs and third parties.  The parties submitted their initial objections and responses to these discovery requests on February 16, 2010.  On January 21, 2010, the Court entered a scheduling order for discovery.  Under this order, discovery related to class certification will proceed immediately, with document production scheduled to be completed no later than June 21, 2010.  Class certification briefing will follow the completion of document production, and expert discovery on merits-related issues follow the court’s ruling on plaintiffs’ motions for class certification.

On January 12, 2009, Champion, but not UCI, was named as one of ten defendants in a related action filed in the Superior Court of California, for the County of Los Angeles on behalf of a purported class of direct and indirect purchasers of aftermarket filters.  On March 5, 2009, one of the defendants filed a notice of removal to the U.S. District Court for the Central District of California, and then subsequently requested that the JPML transfer this case to the Northern District of Illinois for coordinated pre-trial proceedings, which the JPML granted.  On February 25, 2010, the plaintiff filed a Consolidated Second Amended Class Action Complaint in the Northern District of Illinois on behalf of a purported class of California gasoline retailers who indirectly purchase filters from defendants for resale.

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

Value-added Tax Receivable

Holdco’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.7 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and Holdco has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Patent Litigation

Champion is a defendant in litigation with Parker-Hannifin Corporation pursuant to which Parker-Hannifin claims that certain of Champion’s products infringe a Parker-Hannifin patent. On December 11, 2009, following trial, a jury verdict was reached, finding in favor of Parker-Hannifin with damages of approximately $6.5 million.  On May 3, 2010, the court entered a partial judgment in this matter, awarding Parker-Hannifin $6.5 million and a permanent injunction.  Both parties have filed post-trial motions.  Parker-Hannifin is seeking treble damages and attorneys’ fees.  Champion is seeking a judgment as a matter of law on the issues of infringement and patent invalidity.  Champion continues to vigorously defend this matter; however, there can be no assurance with respect to the outcome of litigation. Holdco has recorded a $6.5 million liability in the financial statements for this matter included in “Accrued expenses and other current liabilities” at March 31, 2010.  During the first quarter of 2010, Holdco incurred post-trial costs of $1.0 million.

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

NOTE K — GEOGRAPHIC INFORMATION

Holdco had the following net sales by country (in millions):

	Three Months ended March 31,
	2010	2009
United States	$195.9	$190.7
Mexico	6.0	5.9
Canada	7.1	6.5
United Kingdom	2.9	1.8
France	2.9	1.9
Germany	1.7	1.2
China	1.7	1.9
Spain	1.1	0.8
Other	11.0	9.2
	$230.3	$219.9

Net long-lived assets by country are as follows (in millions):

	March 31, 2010	December 31, 2009
United States	$191.4	$194.2
China	23.4	29.7
Mexico	9.1	8.9
Spain	3.8	3.8
Goodwill	241.5	241.5
	$469.2	$478.1

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L — OTHER INFORMATION

At March 31, 2010, 5,000,000 shares of common stock were authorized, and 2,860,560 were issued and outstanding. The par value of each share of common stock is $0.01 per share.

Cash payments for interest in the first quarters of 2010 and 2009 were $0.8 million and $2.6 million, respectively. Cash payments (net of refunds) for income taxes for the first quarters of 2010 and 2009 were $0.4 million and $0.4 million, respectively.

NOTE M — FAIR VALUE ACCOUNTING

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

Assets measured at fair value on a nonrecurring basis

During the three months ended March 31, 2010 and 2009, no assets were adjusted to their fair values on a nonrecurring basis.

Fair value of financial instruments

Cash and cash equivalents - The carrying amount of cash equivalents ($152.4 million) approximates fair value because the original maturity is less than 90 days.

Restricted cash — The carrying amount of restricted cash ($9.4 million) approximates fair value because the original maturity is less than 90 days.

The following table summarizes the valuation of cash equivalents and restricted cash measured at fair value in the March 31, 2010 and December 31, 2009 balance sheets (in millions):

	Fair Value Measurements
	Using Quoted Prices in Active Markets
	for Identical Assets
Description	(Level 1)
	March 31, 2010	December 31, 2009
Cash equivalents	$156.6	$122.7
Restricted cash	$9.4	$9.4

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

UCI Holdco, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Long-term debt - The fair value of the $190 million of UCI’s term loan borrowings under the senior credit facility at March 31, 2010 and December 31, 2009 was $182.4 million and $176.7 million, respectively. The estimated fair value of the term loan was based on information provided by an independent third party who participates in the trading market for debt similar to the term loan. Due to the infrequency of trades, this input is considered to be a Level 2 input.

The fair value of UCI’s $230 million senior subordinated notes at March 31, 2010 and December 31, 2009 was $230.3 million and $221.1 million, respectively. The estimated fair value of these notes was based on bid/ask prices, as reported by a third party bond pricing service. Due to the infrequency of trades of UCI’s senior subordinated notes, these inputs are considered to be Level 2 inputs.

The fair value of the Holdco Notes at March 31, 2010 and December 31, 2009 was $310.4 million and $274.2 million, respectively. The estimated fair value of these notes is based on the bid/ask prices, as reported by a third party bond pricing service. Due to the infrequency of trades of these notes, these inputs are considered to be Level 2 inputs.

NOTE N — JOINT VENTURE SALE

In May 2010, Holdco completed the sale of its entire 51% interest in its Chinese joint venture to its joint venture partner, Shandong Yanzhou Liancheng Metal Products Co. Ltd. (“LMC”).  The sale price was approximately $0.9 million, plus the assumption of certain liabilities due Holdco of approximately $2.2 million, less estimated transaction costs.  Based upon the terms of the transaction, Holdco recorded a non-cash charge of $1.5 million ($1.2 million after tax).  Holdco deconsolidated the Chinese joint venture and the net estimated realizable value of $2.9 million is recorded in the March 31, 2010 balance sheet as follows (in millions):

Current assets	$3.8
Long-lived assets	3.9
Current liabilities	(2.8)
Noncurrent liabilities	(0.3)
Assets held for sale	4.6
Noncontrolling interest	(1.7)
$2.9

In connection with the sale, Holdco entered into a long-term supply agreement pursuant to which LMC will supply certain water pump components to Holdco.  As part of this long-term supply agreement, LMC will purchase from Holdco all the aluminum necessary to produce aluminum parts to be supplied under the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations must be read together with the “Item 1. Business” and “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations” sections of our 2009 Form 10-K filed March 19, 2010 and the financial statements included herein and therein.

Forward-Looking Statements

In this Quarterly Report on Form 10-Q for the period ended March 31, 2010, Holdco makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-Q and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable, including but not limited to, demand for vehicle replacement parts, retail gasoline price and economic conditions. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

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

A key metric in measuring aftermarket performance is miles driven. For 2008, the U.S. Department of Energy reported a decrease in miles driven of 3.2% (equaling 96 billion fewer miles). This was the first annual decrease in miles driven since 1980. We believe that high gasoline prices and generally weak economic conditions adversely affected our sales during the second half of 2008 and into 2009. During 2009, retail gasoline prices were significantly lower than the historic highs experienced at the beginning of the third quarter of 2008. Despite the lower retail gasoline prices, the negative trend in miles driven continued in the first quarter of 2009 (a 2.7% decrease over the comparable quarter in 2008) due to the ongoing weak economic conditions. The negative trend reversed in the last three quarters of 2009 as miles driven exceeded the comparable 2008 quarters.  For the full year of 2009, miles driven increased 0.1% from 2008.  However, during the first quarter of 2010 miles driven decreased 1.3% as compared to the first quarter of 2009.

While the conditions described above have adversely affected our sales, other trends resulting from the current economic conditions may have a positive impact on sales in the future. Specifically, with new car sales remaining at low levels, consumers are keeping their cars longer, resulting in an increased demand for replacement parts as consumers repair their increasingly older cars.

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

Cost of sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials, direct and indirect labor costs (including pension, postretirement and other fringe benefits), supplies, utilities, freight, depreciation, insurance and other costs. Cost of sales also includes all costs to procure, package and ship products that we purchase and resell.

During much of 2008, the cost of commodities, including steel, aluminum, iron, plastic and other petrochemical products, packaging materials and media, increased significantly compared to 2007. Energy costs also increased significantly during this period. These higher costs affected the prices we paid for raw materials and for purchased component parts and finished products. Due to our inventory being accounted for on the first-in, first-out (FIFO) method, a time lag of approximately three months exists from the time we experience cost increases until these increases flow through cost of sales.  As a result of this time lag, our results for the first quarter of 2009 were negatively impacted by the higher cost of materials purchased in the latter part of 2008.  During 2009, general market prices for most commodities decreased from 2008 levels in reaction to global economic conditions and uncertainties regarding short-term demand. This decrease in most commodities during 2009 had a favorable impact on our results for the first quarter of 2010 in relation to the first quarter of 2009.  A recovering economy, however, would likely increase the demand for many of the commodities used in our business.  While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand from current levels for these commodities could result in cost increases and may make procurement more difficult in the future.

In addition to the adverse impact of increasing commodities and energy costs, we have been adversely affected by changes in foreign currency exchange rates, primarily relating to the Mexican peso. Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. During the period March 31, 2009 through March 31, 2010, the U.S. dollar weakened against the Mexican peso by approximately 16%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States.

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

Product returns. Our customers have the right to return parts that are covered under our standard warranty within stated warranty periods. Our customers also have the right, in varying degrees, to return excess quantities of product. Credits for parts returned under warranty and parts returned because of customer excess quantities are estimated and recorded at the time of the related sales. These estimates are based on historical experience, current trends and Holdco’s expectations regarding future experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Any significant increase in the amount of product returns above historical levels could have a material adverse effect on our financial results.

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

We perform our annual goodwill impairment review in the fourth quarter of each year using discounted future cash flows, unless conditions exist that would require a more frequent evaluation. Management retains the services of an independent valuation company in order to assist in evaluating the estimated fair value of the Company.  The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to future cash flows of the Company, discount rates commensurate with the risks involved in the assets, future economic and market conditions, competition, customer relations, pricing, raw material costs, production costs, selling, general and administrative costs, and income and other taxes. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage the Company, there is significant judgment in determining the cash flows.

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

Insurance reserves. Our insurance for workers’ compensation, automobile, product and general liability include deductibles (less than $1 million) for which we are responsible. Deductibles for which we are responsible are recorded in accrued expenses. Estimates of such losses involve substantial uncertainties including litigation trends, the severity of reported claims and incurred but not yet reported claims. External actuaries are used to assist us in estimating these losses.

Environmental expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates.

The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in our March 31, 2010 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.7 million accrued at March 31, 2010 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters and related litigation, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Results of Operations

The following table is Holdco’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009. The amounts are presented in thousands of dollars.

	Three Months ended March 31,
	2010	2009
Net sales	$230,304	$219,862
Cost of sales	173,076	180,442
Gross profit	57,228	39,420
Operating expense
Selling and warehousing	(14,295)	(14,298)
General and administrative	(11,550)	(12,561)
Amortization of acquired intangible assets	(1,335)	(1,480)
Restructuring costs	(2,036)	(205)
Patent litigation costs	(964)	—
Operating income	27,048	10,876
Other expense
Interest expense, net	(14,791)	(15,704)
Management fee expense	(500)	(500)
Miscellaneous, net	(951)	(1,485)
Income (loss) before income taxes	10,806	(6,813)
Income tax (expense) benefit	(4,225)	2,155
Net income (loss)	6,581	(4,658)
Less: Loss attributable to noncontrolling interest	(35)	(304)
Net income (loss) attributable to UCI Holdco, Inc.	$6,616	$(4,354)

Three Months Ended March 31, 2010 compared with the Three Months Ended March 31, 2009

Net sales. Net sales of $230.3 million in the first quarter of 2010 increased $10.4 million, or 4.7%, compared to net sales in the first quarter of 2009. In connection with obtaining new business, sales were reduced by $0.6 million in the first quarter of 2010 and $2.4 million in the first quarter of 2009. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers.

Excluding the effects of obtaining new business from both quarters, sales were 3.9% higher in the first quarter of 2010 compared to the first quarter of 2009. Automotive aftermarket sales, which comprised approximately 86% of our sales in the first quarter of 2010, increased approximately 2.6% compared to the first quarter of 2009. Within the automotive aftermarket channel, our retail channel sales increased approximately 5.6%, while the traditional channel was flat and the OES channel decreased approximately 8.2%. The increased sales in the retail channel reflects the sales growth experienced by our retail customer base. The lower OES channel sales relates primarily to the closure of dealerships in connection with the Chrysler bankruptcy in the second quarter of 2009.  Additionally, heavy duty channel sales and OEM channel sales in the first quarter of 2010 increased approximately 5.2% and 43.0%, respectively, over the first quarter of 2009 suggesting signs of recovery in the transportation sector.

Gross profit. Gross profit, as reported, was $57.2 million for the first quarter of 2010 and $39.4 million for the first quarter of 2009. Both periods included special costs associated with the effects of obtaining new business, with a $0.6 million cost in the first quarter of 2010 and a $2.4 million cost in the first quarter of 2009. Additionally gross profit for the first quarter of 2009 included $0.4 million of costs related to establishing two new factories in China and $0.4 million of severance expense incurred in connection with cost saving initiatives to reduce headcount.

Excluding the adverse effects of these special items, adjusted gross profit increased to $57.8 million in the first quarter of 2010 from $42.6 million in the first quarter of 2009, and the related gross margin percentage increased to 25.1% in the first quarter of 2010 from 19.2% in the first quarter of 2009. The gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.

Higher sales volume in the first quarter of 2010 was a significant factor in our gross profit increase year over year. The 2010 results were also positively affected by the favorable effects of cost reduction initiatives to align our cost structure with our customers’ spending and current market conditions, lower commodity and energy costs and favorable exchange rates. The cost reduction initiatives included workforce reductions and other employee cost saving actions, as well as the institution of tight controls over discretionary spending.  Partially offsetting these factors were the effect of price concessions and higher product returns.

Selling and warehousing expenses. Selling and warehousing expenses were $14.3 million in both the first quarter of 2010 and the first quarter of 2009. Selling and warehousing expenses were 6.2% of sales in the 2010 quarter and 6.5% in the 2009 quarter.  Shipping and warehousing expenses increased $0.3 million to support the increased sales volume.  The higher shipping and warehousing costs were offset by lower selling and marketing expenses resulting from cost control initiatives.

General and administrative expenses. General and administrative expenses were $11.6 million in the first quarter of 2010, $1.0 million lower than the first quarter of 2009. This reduction includes the favorable effect of lower employee expenses in the first quarter of 2010 due to headcount reductions in 2009, inclusive of severance related to the headcount reductions, lower professional fees and cost control initiatives.  Partially offsetting these items were higher bad debt expense (the first quarter of 2009 included the collection of accounts receivable amounts previously written down), $0.4 million of higher costs incurred in connection with our antitrust litigation (discussed in Note J to the financial statements included in this Form 10-Q) and higher incentive compensation.

Restructuring costs. See Note B to the financial statements included in this Form 10-Q.

Patent litigation costs. See Note J to the financial statements included in this Form 10-Q.

Interest expense, net. Net interest expense was $0.9 million lower in the first quarter of 2010 compared to the first quarter of 2009. This decrease is due to lower interest rates in the first quarter of 2010, partially offset by the effect of $8.9 million higher average outstanding debt in the 2010 quarter.

Miscellaneous, net. Miscellaneous expense which consists of costs associated with the sale of receivables was $0.5 million lower in the first quarter of 2010 compared to the first quarter of 2009. This decrease is due to the lower level of receivables we sold in the first quarter of 2010 in relation to the first quarter of 2009.

Income tax expense. Income tax expense in the first quarter of 2010 was $4.2 million compared to a $2.2 million income tax benefit in the 2009 quarter. The difference is primarily due to pre-tax income in the first quarter of 2010 and a pre-tax loss in the 2009 quarter. The effective tax rate for the first quarter of 2010 was 39.1% as compared to 31.6% for the first quarter of 2009.  The difference in effective tax rates relates primarily to foreign income taxes.

Net income (loss). Due to the factors described above, we reported net income of $6.6 million for the first quarter of 2010 compared to a $4.7 million loss for the first quarter of 2009.

Net income (loss) attributable to UCI Holdco, Inc. After deducting losses attributable to a noncontrolling interest, net income attributable to UCI Holdco, Inc. was $6.6 million for the first quarter of 2010 compared to a $4.4 million loss for the first quarter of 2009.

Liquidity and Capital Resources

Historical Cash Flows

Net cash provided by operating activities.

Three Months Ended March 31, 2010

Net cash provided by operating activities for the three months ended March 31, 2010 was $37.6 million. Profits, before deducting depreciation and amortization, and other non-cash items, generated $24.4 million. An increase in accounts receivable and inventory resulted in a use of cash of $3.5 million and $3.7 million, respectively. The increase in accounts receivable was primarily due to an increase in sales of $11.5 million in the three months ended March 31, 2010 as compared to the fourth quarter of 2009, partially offset by increased factoring of accounts receivable during the three months ended March 31, 2010. Factored accounts receivable totaled $132.4 million and $121.5 million at March 31, 2010 and December 31, 2009, respectively. The increase in inventory was due primarily to inventory builds to support customers annual restocking programs. An increase in accounts payable resulted in a generation of cash of $1.8 million due to the higher inventory levels. An increase in interest payable, which will reverse in the second quarter of 2010 when interest on UCI’s senior subordinated notes is paid, had a $5.7 million positive effect on cash. Changes in all other assets and liabilities netted to a $12.9 million increase in cash. This change primarily related to the timing of income tax payments and other accrued expenses.

Three Months Ended March 31, 2009

Net cash provided by operating activities for the three months ended March 31, 2009 was $49.2 million. Profits, before deducting depreciation and amortization, and other non-cash items, generated $12.2 million. A decrease in accounts receivable and inventory resulted in a generation of cash of $7.1 million and $11.7 million, respectively. The decrease in accounts receivable was primarily due to increased factoring of accounts receivable during the three months ended March 31, 2009, partially offset by an increase in sales of $16.3 million in the three months ended March 31, 2009 as compared to the fourth quarter of 2008. Factored accounts receivable totaled $105.4 million and $80.1 million at March 31, 2009 and December 31, 2008, respectively. The decrease in inventory was due to (i) focused efforts to reduce inventory investments through improved inventory turns, (ii) higher sales in the three months ended March 31, 2009 over the fourth quarter of 2008 and (iii) reduced material costs resulting from decreases in costs of certain of the commodities used in our operations experienced in the latter part of 2008 and in the first quarter of 2009. An increase in accounts payable resulted in a generation of cash of $5.5 million. The increase in accounts payable was due to initiatives with our vendors to reduce our working capital investment levels. An increase in interest payable, which will reverse in the second quarter when interest on our senior subordinated notes is paid, had a $5.1 million positive effect on cash. Changes in all other assets and liabilities netted to a $7.6 million increase in cash. This amount included timing of payment of employee-related accrued liabilities, including salaries and wages and insurance, and timing of product returns.

Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, including routine expenditures for equipment replacement and efficiency improvements, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the three months ended March 31, 2010 and March 31, 2009 were $5.8 million and $4.0 million, respectively, used primarily for cost reduction and maintenance activities.

Net cash provided by / used in financing activities. Net cash provided by financing activities in the three months ended March 31, 2010 was $2.3 million compared to net cash used in financing activities in the three months ended March 31, 2009 of $18.7 million.

Borrowings of $5.6 and $3.7 million during the three months ended March 31, 2010 and 2009, respectively, consisted solely of short-term borrowings payable to foreign credit institutions.

During the three months ended March 31, 2010, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $3.3 million.

During the three months ended March 31, 2009, we repaid the $20.0 million of outstanding borrowings under our revolving credit facility. Additionally during the three months ended March 31, 2009, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $2.3 million.

Current Debt Capitalization and Scheduled Maturities

At March 31, 2010 and December 31, 2009, Holdco had $165.9 million and $131.9 million of cash and cash equivalents, respectively. Outstanding debt was as follows (in millions):

	March 31, 2010	December 31, 2009
UCI short-term borrowings	$5.8	$3.5
UCI capital lease obligations	0.9	0.9
UCI term loan	190.0	190.0
UCI senior subordinated notes	230.0	230.0
Holdco floating rate senior PIK notes	331.5	324.1
Amount of debt requiring repayment	758.2	748.5
Unamortized debt discount and debt issuance costs	(6.4)	(6.9)
	$751.8	$741.6

Below is a schedule of required future repayments of all debt outstanding on March 31, 2010. The amounts are presented in millions of dollars.

Remainder of 2010	$23.7
2011	27.5
2012	241.7
2013	465.1
2014	0.1
Thereafter	0.1
$758.2

Short-term borrowings are routine short-term borrowings by our foreign operations.

Because of previous prepayments of our term loan, we do not have any scheduled repayments of the UCI senior credit facility term loan until December 2011. While there are no scheduled repayments until December 2011, the UCI senior credit facility does require mandatory prepayments of the term loan when we generate Excess Cash Flow as defined in the UCI senior credit facility. We generated Excess Cash Flow in the year ending December 31, 2009 resulting in a mandatory prepayment of $17.7 million, payable within 95 days of December 31, 2009. This mandatory prepayment is presented as a component of “Current maturities of long-term debt” in our balance sheet at March 31, 2010 and is included in the “Remainder of 2010” amount in the maturities table above.  On April 1, 2010, we made the $17.7 million mandatory prepayment, reducing the amount outstanding under the term loan to $172.3 million.  The term loan matures in June 2012. UCI’s $230.0 million senior subordinated notes are due in 2013.

The Holdco Notes are due in 2013. Interest on the Holdco Notes will be paid in kind by issuing new notes until December 2011. Therefore, the Holdco Notes will not affect our cash flow through 2011. Thereafter, all interest will be payable in cash. On March 15, 2012, and each quarter thereafter, Holdco is required to redeem for cash a portion of each note, to the extent required to prevent the Holdco Notes from being treated as an applicable high yield discount obligation. In the schedule above, the $96.5 million of Holdco Notes that were issued in lieu of cash interest through March 31, 2010 have been included in the 2012 debt repayment amount. Depending on the circumstances, a portion of this $96.5 million may be paid after 2012.

The terms of UCI’s senior credit facility permit us to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of May 14, 2010, neither we nor UCI had repurchased any of the senior subordinated notes, although we or UCI may, under appropriate market conditions, do so in the future through cash purchases or exchange offers, in open market, privately negotiated or other transactions. Similarly, we may from time to time seek to repurchase or retire the Holdco Notes. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.

Our significant debt service obligation is an important factor when assessing Holdco’s liquidity and capital resources. At our March 31, 2010 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $59.6 million. An increase of 0.25 percentage points (25 basis points) on our variable interest rate debt would increase our annual interest cost by $1.3 million.

Covenant Compliance

UCI’s senior credit facility requires us to maintain certain financial covenants and requires mandatory prepayments under certain events as defined in the agreement. Also, the facility includes certain negative covenants restricting or limiting our ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter our business. In addition, the senior credit facility contains the following financial covenants: a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants are calculated on a trailing four consecutive quarters basis. As of March 31, 2010, UCI was in compliance with all of these covenants.

UCI’s covenant compliance levels and actual ratios for the quarter ended March 31, 2010 are as follows:

	Covenant Compliance Level		Actual Ratio
Minimum Adjusted EBITDA to interest expense ratio	3.00	x	5.37	x
Maximum total debt to Adjusted EBITDA ratio	3.75	x	2.86	x

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

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

The following table reconciles net income, the most directly comparable financial measure and presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA. The amounts are based on UCI’s income statement on a UCI stand-alone basis. The amounts are in millions of dollars.
	Three Months ended March 31, 2010	Trailing Four Quarters ended March 31, 2010
Net income attributable to United Components, Inc.	$12.3	$41.4
Interest, net of noncontrolling interest	6.9	28.8
Income tax expense, net of noncontrolling interest	7.4	22.7
Depreciation, net of noncontrolling interest	6.8	27.6
Amortization	2.0	8.4
EBITDA	35.4	128.9
Special items:
Restructuring costs	2.1	3.1
Reduction in force severance	—	1.8
Patent litigation costs	1.0	8.0
Cost of defending class action litigation	0.9	1.9
New business changeover cost and sales commitment costs	0.6	3.2
Establishment of new facilities in China	—	0.1
Non-cash charges (stock options expense)	0.1	0.3
Management fee	0.5	2.0
Adjusted EBITDA	$40.6	$149.3

Management’s Action Plan and Outlook

Historically, our primary sources of liquidity have been cash on hand, cash flow from operations and accounts receivable factoring arrangements.  At March 31, 2010, we had $165.9 million of cash and cash equivalents on hand.

Accounts Receivable Factoring

Factoring of customer trade accounts receivable is a significant part of our liquidity. Subject to certain limitations, UCI’s senior credit facility agreement permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements. At March 31, 2010, we had factoring relationships with eight banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all.

We sold approximately $56.1 million and $60.0 million of receivables during the three months ended March 31, 2010 and 2009, respectively. If receivables had not been factored, $132.4 million, $121.5 million and $105.4 million of additional receivables would have been outstanding at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. If we had not factored these receivables, we would have had to finance these receivables in some other way or reduce cash on hand. Our short term cash projections assume a level of factored accounts receivable in a range of $120.0 million to $135.0 million at any given time.

Short-Term Liquidity Outlook

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

In addition to the increased level of factoring previously discussed, we implemented a number of measures to improve the level of cash generated by our operations in order to increase our liquidity and to align our cost structure with our customers’ spending and current market conditions. These restructuring activities included:

•
Employment cost savings — we implemented hourly and salaried workforce reductions across all overhead and selling, general and administrative cost centers throughout 2009 and 2010 to align staffing levels with current business levels. As a result of these reductions, we had approximately 4,400 employees at March 31, 2010 as compared to approximately 4,900 at December 31, 2008. Additionally in 2009, we implemented wage freezes, suspended certain matching contributions to defined contribution and profit sharing plans and other cost reduction activities.  The wage freeze and suspension of certain matching contributions continues into 2010.

•
Additional cost savings — in 2009, we critically evaluated overall overhead and selling, general and administrative discretionary spending and have instituted tight controls over discretionary spending, requiring additional approvals for all such spending across the Company.  The same tight controls over discretionary spending continue into 2010.

More recently, we have launched a new initiative called Product Source Optimization (“PSO”).  PSO builds upon our operational excellence and market and product knowledge to help us make key business decisions, including what parts we make versus buy, where we locate manufacturing, sourcing and distribution of our product, and when and how we introduce new products.  We expect that the PSO initiative will allow us to deliver a high quality, low cost product by assembling certain products in the markets where they are sold, assembling certain products specifically in low cost countries, and procuring certain products from selected low cost country suppliers.  We expect to generate significant savings over the next several years due to this PSO initiative.

Our capital spending levels were lower in 2009 than historical spending levels. As part of our plans to conserve cash, 2009 capital spending was limited to expenditures necessary to maintain current operations and projects that had short payback periods. 2010 capital expenditures are expected to be in the range of $30 million to $33 million.  This increase over 2009 relates to funding specific targeted cost reduction opportunities as part of the PSO initiative.

Additionally, we will continue to aggressively manage our investment in working capital.

Based on our forecasts, we believe that cash flow from operations and available cash and cash equivalents will be adequate to service debt, meet liquidity needs and fund necessary capital expenditures for the next twelve months.

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

Contingencies

Environmental

Holdco is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Holdco has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey (the “New Jersey Site”), where a state agency has ordered Holdco to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. Holdco is analyzing what further investigation and remediation, if any, may be required at the New Jersey Site. The second site is a previously owned site in Solano County, California (the “California Site”), where Holdco, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of the environmental matters related to the New Jersey Site and the California Site will not exceed the $1.4 million accrued at March 31, 2010 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and due to inherent uncertainty in such environmental matters, it is possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

In addition to the two matters discussed above, Holdco has been named as a potentially responsible party at a site in Calvert City, Kentucky (the “Kentucky Site”). Holdco estimates settlement costs at $0.1 million for this site. Also, Holdco is involved in regulated remediation at two of its manufacturing sites (the “Manufacturing Sites”). The combined cost of the remaining remediation at such Manufacturing Sites is $0.2 million. Holdco anticipates that the majority of the $0.3 million reserved for settlement and remediation costs will be spent in the next year. To date, the expenditures related to the Kentucky Site and the Manufacturing Sites have been immaterial.

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

Patent Litigation

Champion is a defendant in litigation with Parker-Hannifin Corporation pursuant to which Parker-Hannifin claims that certain of Champion’s products infringe a Parker-Hannifin patent. On December 11, 2009, following trial, a jury verdict was reached, finding in favor of Parker-Hannifin with damages of approximately $6.5 million.  On May 3, 2010, the court entered a partial judgment in this matter, awarding Parker-Hannifin $6.5 million and a permanent injunction.  Both parties have filed post-trial motions.  Parker-Hannifin is seeking treble damages and attorneys’ fees.  Champion is seeking a judgment as a matter of law on the issues of infringement and patent invalidity.  Champion continues to vigorously defend this matter; however, there can be no assurance with respect to the outcome of litigation. Holdco has recorded a $6.5 million liability in the financial statements for this matter.  The $6.5 million liability for this patent litigation is included in “Accrued expenses and other current liabilities” at March 31, 2010.  During the first quarter of 2010, Holdco incurred post-trial costs of $1.0 million.

Value-added Tax Receivable

Holdco’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.7 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which Holdco believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected Holdco’s claims for these refunds, and Holdco has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.

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

Recently Adopted Accounting Guidance

See the Recently Adopted Accounting Guidance section of Note A to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Except for the Chinese subsidiaries, the balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in “Accumulated other comprehensive income (loss)” on our statements of changes in shareholders’ (deficit) equity. For our Chinese subsidiaries, non-monetary assets and liabilities are translated into U.S. dollars at historical rates and monetary assets and liabilities are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of the balance sheets of our Chinese subsidiaries are recorded in our statements of operations.

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

A weakening U.S. dollar means that we may be required to pay more U.S. dollars to obtain components from China, which equates to higher cost of sales. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher cost of sales. In that event we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.

Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. During the period March 31, 2009 through March 31, 2010, the U.S. dollar weakened against the Mexican peso by approximately 16%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States. These higher prices translate into higher cost of sales for our Mexican operations. We are attempting to obtain corresponding price increases from our customers served by our Mexican operations, but the weakness in the Mexican economy has limited the ability to entirely offset the higher cost of sales.

We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of March 31, 2010, we had no foreign currency contracts outstanding. We do not engage in speculative activities.

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

Item 4. Controls and Procedures

Holdco maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Holdco’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Holdco’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Further, management determined that, as of March 31, 2010, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note J – Contingencies – Environmental; Antitrust Litigation; Patent Litigation; Other Litigation to the unaudited condensed consolidated financial statements under Part I of this report.

Item 1.A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Holdco’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*
This certification is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Holdco, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCI HOLDCO, INC.

Date: May 14, 2010	By:	/s/ MARK P. BLAUFUSS
Name: Mark P. Blaufuss
Title: Chief Financial Officer and Authorized Representative