Form 10-Q
period 2010-09-30
UCI International, Inc.
filed 2010-10-29
CIK 1414937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 2,863,835 shares of its $0.01 par value common stock outstanding as of October 29, 2010, 225,560 of which were held by non-affiliates.

UCI International, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UCI International, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$170,940	$131,942
Accounts receivable, net	290,058	261,210
Inventories, net	148,371	133,058
Deferred tax assets	35,744	31,034
Other current assets	17,272	23,499

Total current assets	662,385	580,743

Property, plant and equipment, net	138,744	149,753
Goodwill	241,461	241,461
Other intangible assets, net	64,705	68,030
Deferred financing costs, net	10,417	3,164
Restricted cash	16,290	9,400
Other long-term assets	7,103	6,304

Total assets	$1,141,105	$1,058,855

Liabilities and equity
Current liabilities
Accounts payable	$127,363	$111,898
Short-term borrowings	3,269	3,460
Current maturities of long-term debt	4,479	17,925
Accrued expenses and other current liabilities	128,484	108,147

Total current liabilities	263,595	241,430

Long-term debt, less current maturities	759,271	720,202
Pension and other postretirement liabilities	71,655	70,802
Deferred tax liabilities	10,718	8,785
Other long-term liabilities	5,703	6,672

Total liabilities	1,110,942	1,047,891

Contingencies — Note J

Equity
UCI International, Inc. shareholders’ equity
Common stock	29	29
Additional paid in capital	279,825	279,485
Retained deficit	(217,956)	(237,858)
Accumulated other comprehensive loss	(31,735)	(32,502)

Total UCI International, Inc. shareholders’ equity	30,163	9,154
Noncontrolling interest — Note O	—	1,810

Total equity	30,163	10,964

Total liabilities and equity	$1,141,105	$1,058,855

The accompanying notes are an integral part of these statements.

UCI International, Inc.

Condensed Consolidated Income Statements (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$241,494	$228,913	$707,996	$666,197
Cost of sales	179,508	173,657	528,812	523,796

Gross profit	61,986	55,256	179,184	142,401
Operating (expense) income
Selling and warehousing	(15,256)	(14,051)	(44,628)	(42,435)
General and administrative	(13,980)	(10,548)	(36,653)	(34,328)
Amortization of acquired intangible assets	(1,275)	(1,398)	(3,946)	(4,359)
Restructuring gains (costs), net (Note B)	279	(394)	(2,101)	(1)
Patent litigation costs (Note J)	(4)	—	(1,042)	—

Operating income	31,750	28,865	90,814	61,278
Other expense
Interest expense, net	(15,102)	(14,733)	(44,828)	(45,680)
Management fee expense	(500)	(500)	(1,500)	(1,500)
Loss on early extinguishment of debt (Note I)	(8,662)	—	(8,662)	—
Miscellaneous, net	(733)	(1,011)	(3,036)	(4,165)

Income before income taxes	6,753	12,621	32,788	9,933
Income tax expense	(2,383)	(4,582)	(12,923)	(4,107)

Net income	4,370	8,039	19,865	5,826
Less: Loss attributable to noncontrolling interest	—	(132)	(37)	(511)

Net income attributable to UCI International, Inc.	$4,370	$8,171	$19,902	$6,337

Earnings per share:

Basic	$1.53	$2.85	$6.95	$2.21
Diluted	$1.49	$2.80	$6.78	$2.18

The accompanying notes are an integral part of these statements.

UCI International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities
Net income attributable to UCI International, Inc.	$19,902	$6,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	26,504	27,994
Amortization of deferred financing costs and debt discount	2,175	2,205
Non-cash interest expense on UCI International Notes	23,094	21,575
Loss on early extinguishment of debt	8,662	—
Deferred income taxes	(3,300)	3,475
Other non-cash, net	3,339	(606)
Changes in operating assets and liabilities:
Accounts receivable	(29,869)	(9,179)
Inventories	(17,779)	31,587
Other current assets	7,319	(1,765)
Accounts payable	17,717	1,128
Accrued expenses and other current liabilities	19,375	22,534
Other long-term assets	770	711
Other long-term liabilities	1,078	(409)

Net cash provided by operating activities	78,987	105,587

Cash flows from investing activities
Capital expenditures	(17,502)	(10,893)
Proceeds from sale of property, plant and equipment	413	2,483
Proceeds from sale of joint venture interest (net of transaction costs and cash sold)	272	—
Increase in restricted cash	(6,890)	(9,400)

Net cash used in investing activities	(23,707)	(17,810)

Cash flows from financing activities
Issuances of debt	10,159	9,728
Debt repayments	(10,562)	(29,142)
Proceeds of New Term Loan (net of original issue discount of $5,375)	419,625	—
Payment of deferred financing costs and swaption premium	(9,893)	—
Repayments of Senior Credit Facility	(190,000)	—
Redemption of senior subordinated notes, including call premium and redemption period interest	(235,512)	—
Proceeds from exercise of stock options	—	8

Net cash used in financing activities	(16,183)	(19,406)

Effect of currency exchange rate changes on cash	(99)	58

Net increase in cash and cash equivalents	38,998	68,429

Cash and cash equivalents at beginning of year	131,942	46,655

Cash and cash equivalents at end of period	$170,940	$115,084

The accompanying notes are an integral part of these statements.

UCI International, Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (unaudited)

(in thousands)

	UCI International, Inc. Shareholder’s Equity				Noncontrolling Interest	Total Shareholders’ Equity (Deficit)	Comprehensive Income
	Common Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$29	$279,141	$(247,060)	$(39,600)	$2,490	$(5,000)
Recognition of stock based compensation expense		218				218
Exercise of stock options		8				8
Comprehensive income
Net income (loss)			6,337		(511)	5,826	$6,337
Other comprehensive income
Foreign currency adjustment (after $96 of income tax cost)				711		711	711
Pension liability (after $1,505 of income tax cost)				2,434		2,434	2,434

Total comprehensive income							$9,482

Balance at September 30, 2009	$29	$279,367	$(240,723)	$(36,455)	$1,979	$4,197

Balance at January 1, 2010	$29	$279,485	$(237,858)	$(32,502)	$1,810	$10,964
Recognition of stock based compensation expense		340				340
Sale of joint venture					(1,773)	(1,773)
Comprehensive income
Net income (loss)			19,902		(37)	19,865	$19,902
Other comprehensive income
Foreign currency adjustment (after $14 of income tax cost)				246		246	246
Pension liability (after $320 of income tax cost)				521		521	521

Total comprehensive income							$20,669

Balance at September 30, 2010	$29	$279,825	$(217,956)	$(31,735)	$—	$30,163

The accompanying notes are an integral part of these statements.

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION

General

UCI International, Inc., formerly known as UCI Holdco, Inc., was incorporated on March 8, 2006 as a holding company for UCI Acquisition Holdings, Inc. (“UCI Acquisition”) and United Components, Inc. UCI International, Inc. owns all of the common stock of United Components, Inc. through its wholly-owned subsidiary UCI Acquisition. UCI International, Inc., UCI Acquisition and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). At September 30, 2010, affiliates of The Carlyle Group owned 90.8% of UCI International, Inc.’s common stock while the remainder was owned by members of UCI International, Inc.’s board of directors and certain current and former employees.

All operations of UCI International, Inc. are conducted by United Components, Inc. United Components, Inc. operates in one business segment through its subsidiaries. United Components, Inc. manufactures and distributes vehicle parts primarily servicing the vehicle replacement parts market in North America, Europe and Asia.

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

The December 31, 2009 consolidated balance sheet has been derived from the audited financial statements included in UCI International’s annual report on Form 10-K for the year ended December 31, 2009. The financial statements at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of UCI International’s management, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.

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

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Income Statement Reclassification

Certain engineering expenses totaling $0.6 million and $2.0 million for the three and nine months ended September 30, 2009 were presented in general and administrative expenses. These engineering expenses have been reclassified to cost of sales in the condensed consolidated income statements for the three and nine months ended September 30, 2009 in order to conform to the current year presentation.

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

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

NOTE B — RESTRUCTURING GAINS (COSTS), NET

UCI International incurred costs related to the company’s capacity consolidation activities which are reported in the income statement in “Restructuring gains (costs), net.” The components of restructuring gains (costs), net are as follows (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Costs to maintain land and building held for sale	$—	$(0.1)	$(0.2)	$(0.3)
Curtailment and settlement losses	—	—	(0.5)	(0.1)
Severance costs	—	—	(0.1)	—
Disposition of investment in joint venture	—	—	(1.6)	—
Gain on sale of building, net of moving costs	0.3	—	0.3	1.4
Asset impairments	—	(0.3)	—	(1.0)

	$0.3	$(0.4)	$(2.1)	$—

2010 Activities

In the three months ended September 30, 2010, UCI International recognized a gain of $0.3 million related to the sale of the land and building at a previously idled manufacturing facility. In the nine months ended September 30, 2010, UCI International incurred costs of $0.2 million to maintain the land and building. In the three and nine months ended September 30, 2009, UCI International incurred costs of $0.1 million and $0.3 million, respectively, to maintain the land and building.

In the nine months ended September 30, 2010, UCI International recorded pension curtailment and settlement losses and other severance costs related to headcount reductions at its Mexican subsidiaries totaling $0.6 million. Additionally, UCI International recorded a non-cash charge of $1.6 million related to the sale of the company’s interest in a 51% owned joint venture in the nine months ended September 30, 2010 (see Note O).

2009 Capacity Consolidation and European Realignment Actions

UCI International implemented restructuring plans in 2009 to further align UCI International’s cost structure with customers’ spending and current market conditions. The restructuring plans targeted excess assembly and aluminum casting capacity and restructuring costs of the plan included workforce reductions, facility closures, consolidations and realignments.

UCI International idled a Mexican aluminum casting operation in the nine months ended September 30, 2009 and consolidated the capacity into its Chinese casting operation. During that period, UCI International also relocated a small amount of filter manufacturing capacity which resulted in the idling of certain equipment with no alternative use. In connection with these capacity consolidations, UCI International recorded asset impairments of $0.3 million and $1.0 million, respectively, in the three and nine months ended September 30, 2009 and incurred post employment benefit plans curtailment costs of $0.1 million in the nine months ended September 30, 2009.

In order to accommodate expected growth in Europe, UCI International’s Spanish distribution operation was relocated to a new leased facility resulting in the idling and subsequent sale of an owned facility. UCI International recognized a gain of $1.5 million on the sale of this facility in the nine months ended September 30, 2009. UCI International incurred other costs of $0.1 million during that period associated with the relocation of the facility.

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

NOTE C — SALES OF RECEIVABLES

UCI International has factoring agreements arranged by four customers with eight banks. Under these agreements, UCI International has the ability to sell undivided interests in certain of its receivables to the banks which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI International enters into these relationships at its discretion as part of its overall customer agreements and cash management activities. Pursuant to these relationships, UCI International sold $40.3 million and $42.6 million of receivables during the three months ended September 30, 2010 and 2009, respectively, and $176.2 million and $165.4 million during the nine months ended September 30, 2010 and 2009, respectively.

If receivables had not been factored, $128.3 million and $121.5 million of additional receivables would have been outstanding at September 30, 2010 and December 31, 2009, respectively. UCI International retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI International does not service the receivables after the sales.

The sales of receivables were accounted for as sales and were removed from the balance sheet at the time of the sales. The costs of the sales were discounts deducted from the sales proceeds by the banks. These costs were $0.7 million and $1.0 million in the three months ended September 30, 2010 and 2009, respectively, and $3.0 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively. These costs are recorded in the income statements in “Miscellaneous, net.”

NOTE D — INVENTORIES

The components of inventory are as follows (in millions):

	September 30, 2010	December 31, 2009
Raw materials	$54.1	$47.5
Work in process	29.0	27.6
Finished products	82.0	73.1
Valuation reserves	(16.7)	(15.1)

	$148.4	$133.1

NOTE E — RESTRICTED CASH

During the second quarter of 2010, UCI International posted $7.4 million of cash to collateralize a letter of credit required to appeal the judgment in the patent litigation discussed in more detail in Note J. During 2009, UCI International also posted $9.4 million of cash to collateralize a letter of credit required by its workers compensation insurance carrier. During the three months ended September 30, 2010, the letter of credit requirement with the workers compensation insurance carrier was reduced by $0.5 million and that amount of the cash collateral was returned. The cash collateral totaling $16.3 million is recorded as “Restricted cash” as a component of long-term assets on the balance sheet at September 30, 2010. This cash is invested in highly liquid, high quality government securities and is not available for general operating purposes as long as the letters of credit remain outstanding or until alternative collateral is posted.

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

NOTE F — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

“Accrued expenses and other current liabilities” consists of the following (in millions):

	September 30, 2010	December 31, 2009
Salaries and wages	$4.3	$3.1
Bonuses and profit sharing	7.3	6.1
Vacation pay	4.4	4.4
Product returns	50.8	42.1
Rebates, credits and discounts due customers	17.4	13.6
Insurance	10.6	9.8
Taxes payable	8.1	7.0
Interest	2.5	2.4
Other	23.1	19.6

	$128.5	$108.1

NOTE G — PRODUCT RETURNS LIABILITY

The liability for product returns is included on the balance sheet in “Accrued expenses and other current liabilities.” This liability includes accruals for estimated parts returned under warranty and for parts returned because of customer excess quantities. UCI International provides warranties for its products’ performance and warranty periods vary by part. In addition to returns under warranty, UCI International allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Rights to return excess quantities vary by customer and by product category. Generally, these returns are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. While UCI International does not have a contractual obligation to accept excess quantity returns from all customers, common practice for UCI International and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from UCI International and change to another vendor, it is industry practice for the new vendor, and not UCI International, to accept any inventory returns resulting from the vendor change and any subsequent inventory returns. UCI International routinely monitors returns data and adjusts estimates based on this data.

Changes in UCI International’s product returns accrual were as follows (in millions):

	Nine Months Ended September 30,
	2010	2009
Beginning of year	$42.1	$32.0
Cost of unsalvageable parts	(39.9)	(37.6)
Reductions to sales, net of salvage	48.6	42.1

End of period	$50.8	$36.5

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

NOTE H — PENSION

The following are the components of net periodic pension expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$1.1	$1.1	$3.3	$3.4
Interest cost	3.3	3.3	10.0	9.8
Expected return on plan assets	(3.7)	(3.6)	(11.0)	(10.9)
Amortization of prior service cost and unrecognized loss	0.3	0.1	0.7	0.4
Curtailment and settlement losses	—	—	0.5	0.2

	$1.0	$0.9	$3.5	$2.9

The curtailment and settlement losses shown in the above table were incurred as a result of headcount reductions that were made in connection with the activities discussed in Note B.

NOTE I — DEBT

UCI International’s debt is summarized as follows (in millions):

	September 30, 2010	December 31, 2009
UCI International floating rate senior PIK notes	$347.1	$324.1
UCI New Term Loan	425.0	—
UCI New Revolving Credit Facility	—	—
UCI Senior Credit Facility term loan	—	190.0
UCI senior subordinated notes	—	230.0
UCI short-term borrowings	3.3	3.5
UCI capital lease obligations	0.7	0.9
Unamortized original issue discount	(9.1)	(6.9)

	767.0	741.6
Less:
UCI short-term borrowings	3.3	3.5
UCI Senior Credit Facility term loan	—	17.7
UCI current maturities	4.5	0.2

Long-term debt	$759.2	$720.2

UCI International’s floating rate senior PIK notes (the “UCI International Notes”) — The UCI International Notes are due in 2013. Interest on the UCI International Notes will be paid by issuing new notes until December 2011 and therefore, will not affect UCI International’s cash flow through 2011. Thereafter, all interest will be payable in cash. Commencing on March 15, 2012 and each quarter thereafter, UCI International is required to redeem for cash a portion of each note, to the extent required to prevent the UCI International Notes from being treated as an applicable high yield discount obligation. The redemption price for the portion of each UCI International Note so redeemed will be 100% of the principal amount of such portion plus any accrued interest at the date of redemption.

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

UCI International currently has the option to redeem all or part of the UCI International Notes at 102% of their aggregate principal amount and, on or after December 15 of the following years, UCI International will have the option to redeem all or part of the UCI International Notes at the following redemption prices (expressed as percentages of principal amount):

Twelve Months Beginning December 15:	Percentage
2010	101%
2011 and thereafter	100%

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

The indenture governing the UCI International Notes contains covenants that restrict UCI International’s ability to: incur or guarantee additional debt; pay dividends or redeem stock; make certain investments; sell assets; merge or consolidate with other entities; and enter into transactions with affiliates. Management believes that as of September 30, 2010, UCI International was in compliance with such covenants.

New Credit Agreement — On September 23, 2010, UCI International, UCI Acquisition and UCI entered into a credit agreement, with UCI, as borrower, and with UCI International and UCI Acquisition and UCI’s domestic subsidiaries, as guarantors (the “Credit Agreement”). The Credit Agreement provides for borrowings of up to $500.0 million, consisting of a term loan facility in an aggregate principal amount of $425.0 million (the “New Term Loan”), which was fully funded on the closing date of the Credit Agreement, and a revolving credit facility in an aggregate principal amount of $75.0 million (the “New Revolving Credit Facility”), none of which was drawn on the closing date of the Credit Agreement. Approximately $23.7 million was available under the New Revolving Credit Facility at September 30, 2010 due to certain restrictions under the UCI International Notes.

The proceeds of the New Term Loan were used to (i) repay existing borrowings under UCI’s senior credit facility term loan, (ii) redeem UCI’s existing Notes and (iii) pay transaction costs. The following table summarizes the sources and uses of the proceeds at closing (in millions):

Sources
New Revolving Credit Facility	$—
New Term Loan	425.0
Cash on balance sheet	4.0

Total Sources	$429.0

Uses
Accrued interest payment	$6.4
Repay UCI Senior Credit Facility	172.3
Redeem UCI Notes	230.0
Transaction costs and original issue discount	20.3

Total Uses	$429.0

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The Credit Agreement was sold at a 1.0% discount of the principal amount of the New Term Loan and at a 1.5% discount of the commitment under the New Revolving Credit Facility. The original issue discount totaled $5.4 million. The following table provides an overview of the significant terms of the Credit Agreement:

Borrower:	UCI

Facilities:	New Revolving Credit Facility: $75.0 million (letter of credit sublimit of $25.0 million) New Term Loan: $425.0 million

Guarantors:	UCI International, UCI Acquisition and UCI’s domestic subsidiaries

Security:	First priority lien on substantially all tangible and intangible assets, as well as outstanding capital stock of UCI and its domestic subsidiaries and 65% of the voting equity interests in first-tier foreign subsidiaries

Term (Maturity Date):

New Revolving Credit Facility: 5 years – September 23, 2015

New Term Loan: 6.5 years – March 23, 2017

Springing Maturity: If the UCI International Notes are not repaid, satisfied or discharged ninety days prior to their scheduled maturity on December 15, 2013, maturity date of Credit Agreement is September 15, 2013

Interest:	At UCI’s option, Eurodollar Rate (subject to a floor of 1.75%) or Base Rate plus, in each case, an applicable margin, adjusted based upon Consolidated Leverage Ratio

Applicable Margin:	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans
	> 3.00:1	4.5%	3.5%
	≤ 3.00:1	4.0%	3.0%

Fees:

Unused Revolving Credit Facility Commitment Fee: 0.75% per annum, step down to 0.50% when Consolidated Leverage ratio is less than 3.0x

Letter of Credit Fees: Issuance Fee – 0.25%, Outstanding Letter of Credit Fee – 4.5% per annum, step down to 4.0% when Consolidated Leverage is less than 3.0x

Amortization:	New Revolving Credit Facility: None New Term Loan: 1% per annum, paid quarterly beginning December 31, 2010, balance due March 23, 2017

Optional Prepayments:	Call premium of 101% in year 1, par thereafter

Mandatory Prepayments:	• 100% of net cash proceeds of asset sales (subject to certain exceptions)

• 100% of debt issuances (not otherwise permitted by the New Facility)

• 50% of excess cash flow with step downs to 25% when Consolidated Leverage Ratio is less than 3.0x and 0% when Consolidated Leverage Ratio is less than 2.0x

Financial Covenants:	(i) Maximum Consolidated Leverage Ratio; (ii) Minimum Consolidated Interest Coverage Ratio; and (iii) Maximum Capital Expenditures

Negative Covenants:	The Credit Agreement includes certain negative covenants restricting or limiting UCI’s ability to, among other things: declare dividends or redeem stock; repay certain debt; make loans or investments; guarantee or incur additional debt; incur liens; engage in acquisitions or other business combinations; sell assets; and alter UCI’s business

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

UCI’s senior credit facility (the “Senior Credit Facility”) — In connection with the entry by UCI into the Credit Agreement, UCI’s Senior Credit Facility was terminated and all obligations existing under the Senior Credit Facility were repaid in full using a portion of the proceeds of the New Term Loan. The Senior Credit Facility was scheduled to expire on June 30, 2012; there were no penalties for early termination.

The Senior Credit Facility included a term loan pursuant to which, as a result of previous prepayments, no scheduled repayments were due before December 2011. Mandatory prepayments of the term loan were required, however, when UCI generated Excess Cash Flow as defined in the Senior Credit Facility. UCI generated Excess Cash Flow in the year ending December 31, 2009, resulting in a mandatory prepayment of $17.7 million which was made on April 1, 2010 reducing the amount outstanding under the term loan to $172.3 million. The $172.3 million was paid in full with the proceeds of the New Term Loan on September 23, 2010.

UCI’s 9  3/8% senior subordinated notes (the “Notes”) — On September 23, 2010, UCI discharged the Notes in accordance with the terms of the indenture governing the Notes by depositing with the trustee all outstanding amounts due under the Notes and instructing the trustee to provide holders of all the Notes with an irrevocable notice of redemption. The redemption date was October 25, 2010 (the “Redemption Date”). As of September 23, 2010, the aggregate outstanding principal amount of the Notes was approximately $228.2 million, net of unamortized original issue discount of $1.8 million. Pursuant to the terms of the indenture, all the Notes outstanding on the Redemption Date were redeemed on the Redemption Date at 101.563% of their principal amount plus accrued and unpaid interest thereon to, but not including, the Redemption Date.

Loss on early extinguishment of Senior Credit Facility and Notes — UCI International recorded a loss of $8.7 million on the early extinguishment of the Senior Credit Facility and the Notes. The components of the loss on early extinguishment were as follows (in millions):

UCI Notes call premium	$3.6
Write-off unamortized original issue discount	1.8
UCI Notes redemption period interest	1.9
Write-off unamortized deferred financing costs	1.4

$8.7

UCI’s short-term borrowings — At September 30, 2010, short-term borrowings included $0.3 million of a Spanish subsidiary’s notes payable and $3.0 million of Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2009, short-term borrowings included $0.3 million of a Spanish subsidiary’s notes payable and $3.2 million of Chinese subsidiaries’ notes payable to foreign credit institutions. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. The Chinese subsidiaries’ notes payable are secured by receivables.

Swaption agreement — On September 28, 2010, in connection with the Credit Agreement, UCI entered into a “swaption” agreement providing UCI with the right but not the obligation to enter into an interest rate swap on or about March 23, 2012. If UCI exercises the swaption, UCI would effectively convert $212.5 million of variable rate debt under the Credit Agreement into fixed rate debt with a Eurodollar rate of 2.75% plus the applicable margin under the Credit Agreement for a two-year period ending March 23, 2014. The cost of entering into the swaption was $0.5 million. While UCI considers the swaption to be an effective economic hedge of interest rate risks, UCI did not designate or account for the swaption as a hedge. Changes in the market value of the swaption are recognized currently in income as a component of “Miscellaneous, net.”

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Scheduled maturities — Following is a schedule of required future repayments of all debt outstanding on September 30, 2010 (in millions).

Remainder of 2010	$2.9
2011	5.9
2012	116.5
2013	239.3
2014	4.3
Thereafter	407.2

$776.1

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

Environmental; Health and Safety

UCI International is subject to a variety of federal, state, local and foreign environmental; health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. UCI International or its predecessors have been identified as a potentially responsible party, or is otherwise currently responsible, for contamination at five sites. One of these sites is a former facility in Edison, New Jersey (the “New Jersey Site”), where a state agency has ordered UCI International to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. UCI International is analyzing what further investigation and remediation, if any, may be required at the New Jersey Site. UCI International is also responsible for a portion of chlorinated solvent contamination at a previously owned site in Solano County, California (the “California Site”), where UCI International, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of the environmental matters related to the New Jersey Site and the California Site will not exceed the $1.2 million accrued at September 30, 2010 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and due to inherent uncertainty in such environmental matters, it is possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

In addition to the two matters discussed above, UCI International or its predecessors have been named as a potentially responsible party at a third-party waste disposal site in Calvert City, Kentucky (the “Kentucky Site”). UCI estimates settlement costs at $0.1 million for this site. Also, UCI International is involved in regulated remediation at two of its manufacturing sites (the “Manufacturing Sites”). The combined cost of the remaining remediation at such Manufacturing Sites is $0.2 million. UCI International anticipates that the majority of the $0.3

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

million reserved for settlement and remediation costs will be spent in the next year. To date, the expenditures related to the Kentucky Site and the Manufacturing Sites have been immaterial.

Antitrust Litigation

Starting in 2008, UCI and its wholly owned subsidiary, Champion Laboratories, Inc., or Champion, were named as defendants in numerous antitrust complaints originally filed in courts around the country. The complaints allege that several defendant filter manufacturers engaged in price fixing for aftermarket automotive filters in violation of Section 1 of the Sherman Act and/or state law. Some of these complaints are putative class actions on behalf of all persons that purchased aftermarket filters in the U.S. directly from the defendants, from 1999 to the present. Others are putative class actions on behalf of all persons who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, from 1999 to the present. The complaints seek treble damages, an injunction against future violations, costs and attorney’s fees.

On August 18, 2008, the Judicial Panel on Multidistrict Litigation, or JPML, transferred these cases to the United States District Court for the Northern District of Illinois for coordinated and consolidated pretrial proceedings.

On November 26, 2008, the direct purchaser plaintiffs filed a Consolidated Amended Complaint. This complaint names Champion as one of multiple defendants, but it does not name UCI. The complaint is a putative class action and alleges violations of Section 1 of the Sherman Act in connection with the sale of light duty (i.e., automotive and light truck) oil, air and fuel filters for sale in the aftermarket. The direct purchaser plaintiffs seek treble damages, an injunction against future violations, costs and attorney’s fees.

On June 30, 2010, the indirect purchaser plaintiffs filed a Third Amended Consolidated Indirect Purchaser Complaint. This complaint names Champion as one of multiple defendants, but it does not name UCI. The complaint is a putative class action and alleges violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law related to the sale of replacement motor vehicle oil, fuel and engine air filters. The indirect purchaser plaintiffs seek treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.

On January 12, 2009, Champion, but not UCI, was named as one of ten defendants in a related action filed in the Superior Court of California, for the County of Los Angeles on behalf of a purported class of direct and indirect purchasers of aftermarket filters. This case has been removed to federal court and transfered to the Northern District of Illinois for coordinated pre-trial proceedings. On February 25, 2010, the California plaintiffs filed an amended complaint on behalf of a putative class of operators of service stations in California who indirectly purchased for resale oil, air, transmission, and fuel filters from defendants.

In 2008, the Office of the Attorney General for the State of Florida issued Antitrust Civil Investigative Demands to Champion and UCI requesting documents and information related to the sale of oil, air, fuel and transmission filters. On April 16, 2009, the Florida Attorney General filed a complaint against Champion and eight other defendants in the Northern District of Illinois. The complaint alleges violations of Section 1 of the Sherman Act and Florida law related to the sale of aftermarket filters. The complaint asserts direct and indirect purchaser claims on behalf of Florida governmental entities and Florida consumers. It seeks treble damages, penalties, fees, costs and an injunction. The Florida Attorney General action is being coordinated with the rest of the filters cases pending in the Northern District of Illinois.

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

On August 9, 2010, the County of Suffolk, New York, filed a related complaint in the United States District Court for the Eastern District of New York against Champion and nine other defendants on behalf of a purported class of indirect aftermarket filter purchasers. The JPML transferred this case to the Northern District of Illinois for coordinated pre-trial proceedings.

The parties substantially completed their production of documents on or around September 20, 2010. Depositions shall commence on a schedule to be set. Any plaintiff seeking certification of a class shall file their motions for class certification and any related expert reports by February 25, 2011. Expert discovery on merits-related issues will follow the court’s ruling on plaintiffs’ motions for class certification.

On December 21, 2009, William G. Burch filed a related complaint under seal in the United States District Court for the Northern District of Oklahoma against Champion and other defendants on behalf of the United States pursuant to the False Claims Act. On June 10, 2010, the United States filed a Notice of the United States’ Election to Decline Intervention. On June 17, 2010, the court ordered the complaint unsealed and directed Burch to serve it on the defendants which he has done. The JPML transferred this action to the Northern District of Illinois for coordinated pre-trial proceedings with the other aftermarket filters matters pending there.

Champion, but not UCI, was also named as one of five defendants in a class action filed in Quebec, Canada in 2008. This action alleges conspiracy violations under the Canadian Competition Act and violations of the obligation to act in good faith related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the five defendants in the amount of $5 million in compensatory damages and $1 million in punitive damages. The plaintiff is seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on.

Champion, but not UCI, was also named as one of 14 defendants in a class action filed, in Ontario, Canada in 2008. This action alleges civil conspiracy, intentional interference with economic interests, and conspiracy violations under the Canadian Competition Act related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the 14 defendants in the amount of $150 million in general damages and $15 million in punitive damages. The plaintiff is also seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on.

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

We intend to vigorously defend against these claims. No amounts have been reserved in our financial statements for these matters, as management does not believe a loss is probable. During the three and nine months ended September 30, 2010, we incurred $2.2 million and $5.4 million, respectively, defending against these claims. During the three and nine months ended September 30, 2009, we incurred $0.2 million and $0.9 million, respectively. These amounts are included in “General and administrative expenses” in the income statement.

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Value-Added Tax Receivable

UCI International’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $2.2 million, net of allowances, from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which UCI International believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected UCI International’s claims for these refunds, and UCI International has commenced litigation in the regional federal administrative and tax courts to order the local tax authorities to process these refunds. During the nine months ended September 30, 2010, UCI International recorded a $1.4 million provision due to uncertainties of collection of these receivables.

Patent Litigation

Champion is a defendant in litigation with Parker-Hannifin Corporation pursuant to which Parker-Hannifin claims that certain of Champion’s products infringe a Parker-Hannifin patent. On December 11, 2009, following trial, a jury verdict was reached, finding in favor of Parker-Hannifin with damages of approximately $6.5 million. On May 3, 2010, the court entered a partial judgment in this matter, awarding Parker-Hannifin $6.5 million in damages and a permanent injunction. Both parties have filed post-trial motions. Parker-Hannifin is seeking treble damages and attorneys’ fees. Champion is seeking a judgment as a matter of law on the issues of infringement and patent invalidity. Champion continues to vigorously defend this matter; however, there can be no assurance with respect to the outcome of litigation. Champion recorded a $6.5 million liability for this matter on the balance sheet included in “Accrued expenses and other current liabilities” at September 30, 2010. In the nine months ended September 30, 2010, Champion incurred post-trial costs of $1.0 million. These costs are included in the income statements in “Patent litigation costs”.

In order to appeal the judgment in this matter, during the nine months ended September 30, 2010 UCI International posted a letter of credit in the amount of $7.4 million. The letter of credit issuer required UCI International to cash collateralize the letter of credit. This cash is recorded as “Restricted cash” and is a component of long-term assets on the balance sheet at September 30, 2010.

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

NOTE K — SHAREHOLDERS’ EQUITY AND EARNINGS PER SHARE

Shareholders’ Equity

At September 30, 2010, 5,000,000 shares of common stock were authorized and 2,863,460 were issued and outstanding. The par value of each share of common stock is $0.01 per share.

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Earnings per Share

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

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS and presents basic EPS and diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to UCI International, Inc.	$4,370	$8,171	$19,902	$6,337

Weighted Average Shares of Common Stock Outstanding:
Basic weighted average shares of common stock outstanding	2,863	2,863	2,864	2,861
Dilutive effect of stock-based awards	74	56	72	40

Diluted weighted average shares of common stock outstanding	2,937	2,919	2,936	2,901

Earnings Per Share:
Basic earnings per share	$1.53	$2.85	$6.95	$2.21

Diluted earnings per share	$1.49	$2.80	$6.78	$2.18

Options to purchase 4,000 shares of common stock at a weighted average exercise price of $81.90 per share were not included in the computation of diluted EPS for the three and nine months ended September 30, 2010 because they were anti-dilutive. Options to purchase 8,750 shares of common stock at a weighted average exercise price of $81.75 and 64,050 shares of common stock at a weighted average exercise price of $28.42 were not included in the computation of diluted EPS for the three and nine months ended September 30, 2009, respectively, because they were anti-dilutive.

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

NOTE L — GEOGRAPHIC AND PRODUCT LINES INFORMATION

UCI International had the following net sales by country (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$205.7	$196.1	$601.9	$571.7
Canada	7.9	7.3	23.6	21.1
Mexico	5.2	6.0	17.2	18.3
United Kingdom	3.8	2.8	11.1	8.1
France	2.7	1.6	8.1	5.9
Germany	2.0	1.6	5.1	3.9
China	1.7	2.7	3.9	5.0
Spain	1.2	1.2	3.4	3.1
Other	11.3	9.6	33.7	29.1

	$241.5	$228.9	$708.0	$666.2

Net long-lived assets by country were as follows (in millions):

	September 30, 2010	December 31, 2009
United States	$199.8	$194.2
China	25.0	29.7
Mexico	8.4	8.9
Spain	4.0	3.8
Goodwill	241.5	241.5

	$478.7	$478.1

Net sales for the three and nine months ended September 30, 2010 and 2009 for UCI International’s four product lines were as follows:

	Three Months Ended September 30,
	2010	%	2009	%
	(in millions, except percentages)
Filtration	$91.2	38%	$88.3	39%
Fuel delivery systems	70.0	29%	60.8	26%
Vehicle electronics	45.4	19%	40.7	18%
Cooling systems	34.9	14%	39.1	17%

	$241.5	100%	$228.9	100%

	Nine Months Ended September 30,
	2010	%	2009	%
	(in millions, except percentages)
Filtration	$267.5	38%	$262.3	39%
Fuel delivery systems	196.8	28%	165.4	25%
Vehicle electronics	133.9	19%	120.7	18%
Cooling systems	109.8	15%	117.8	18%

	$708.0	100%	$666.2	100%

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

NOTE M — OTHER INFORMATION

Cash payments for interest and income taxes (net of refunds) were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest	$7.5	$1.6	$20.2	$16.9
Income taxes (net of refunds)	6.1	0.4	10.0	1.4

UCI International sells vehicle parts to a wide base of customers primarily in the automotive aftermarket. UCI International has outstanding receivables owed by these customers and to date has experienced no significant collection problems. Sales to a single customer, AutoZone, approximated 31% and 29% of total net sales for the nine months ended September 30, 2010 and 2009, respectively. No other customer accounted for more than 10% of total net sales for nine months ended September 30, 2010 and 2009.

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

Assets measured at fair value on a nonrecurring basis

During the nine months ended September 30, 2010 and 2009, no assets were adjusted to their fair values on a nonrecurring basis.

Fair value of financial instruments

Cash equivalents — The carrying amount of cash equivalents ($159.5 million at September 30, 2010 and $122.7 million at December 31, 2009) approximates fair value because the original maturity is less than 90 days.

Restricted cash — The carrying amount of restricted cash ($16.3 million at September 30, 2010 and $9.4 million at December 31, 2009) approximates fair value because the original maturity is less than 90 days.

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table summarizes the valuation of cash equivalents and restricted cash measured at fair value in the September 30, 2010 and December 31, 2009 balance sheets (in millions):

	Fair Value Measurements using Quoted Prices in Active Markets for Identical Assets (Level 1)
	September 30, 2010	December 31, 2009
Cash equivalents	$159.5	$122.7
Restricted cash	$16.3	$9.4

Trade accounts receivable — The carrying amount of trade receivables approximates fair value because of their short outstanding terms.

Trade accounts payable — The carrying amount of trade payables approximates fair value because of their short outstanding terms.

Short-term borrowings — The carrying value of these borrowings equals fair value because their interest rates reflect current market rates.

Long-term debt — As discussed in Note I, UCI’s term loan borrowing under the senior credit facility was repaid with the proceeds of the Credit Agreement. The fair value of the $190.0 million of UCI’s term loan borrowings under the senior credit facility at December 31, 2009 was $176.7 million. The estimated fair value of the term loan was based on information provided by an independent third party who participates in the trading market for debt similar to the term loan. Due to the infrequency of trades, this input is considered to be a Level 2 input.

As discussed in Note I, the Notes were redeemed in the nine months ended September 30, 2010 with the proceeds of the Credit Agreement. The fair value of UCI’s $230 million Notes at December 31, 2009 was $221.1 million. The estimated fair value of the Notes was based on bid/ask prices, as reported by a third party bond pricing service. Due to the infrequency of trades of the Notes, these inputs are considered to be Level 2 inputs.

The fair value of the $425.0 million New Term Loan at September 30, 2010 was $426.7 million. The estimated fair value of the term loan was based on bid/ask prices provided by an independent third party who participates in the trading market for debt similar to the term loan. Due to the infrequency of trades, this input is considered to be a Level 2 input.

The fair value of the UCI International Notes at September 30, 2010 and December 31, 2009 was $335.3 million (principal balance of $347.1 million) and $274.2 million (principal balance of $324.1 million), respectively. The estimated fair value of these notes was based on the bid/ask prices, as reported by a third party bond pricing service. Due to the infrequency of trades of these notes, these inputs are considered to be Level 2 inputs.

Swaption — The estimated fair value of the swaption was $0.4 million at September 30, 2010. The estimated fair value of the swaption was based on information provided by an independent third party who participates in the trading market for financial instruments similar to the swaption. Due to the infrequency of trades of similar financial instruments, these inputs are considered to be Level 2 inputs.

UCI International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

NOTE O — JOINT VENTURE SALE

In May 2010, UCI International completed the sale of its entire 51% interest in its Chinese joint venture to its joint venture partner, Shandong Yanzhou Liancheng Metal Products Co. Ltd. (“LMC”). The sale price was approximately $0.9 million, plus the assumption of certain liabilities due UCI International of approximately $2.4 million, less estimated transaction costs. Cash proceeds at closing, net of transaction costs and cash sold, were $0.3 million. UCI International recorded a non-cash charge of $1.6 million ($1.2 million after tax).

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended September 30, 2010 contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to:

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

Overview

We are a leading supplier to the light and heavy-duty vehicle aftermarket for replacement parts, supplying a broad range of filtration, fuel delivery systems, vehicle electronics and cooling systems products. We believe, based on management estimates, that we maintain a leading market position in each of our four product lines, including the #1 market position by revenue in both fuel delivery systems and cooling systems in the North American light vehicle aftermarket. Approximately 87% of our net sales for the nine months ended September 30, 2010 were generated from sales to a diverse group of aftermarket customers, including some of the largest and fastest growing companies in our industry. We have developed a global and low-cost manufacturing, sourcing and distribution platform and we sell into multiple sales channels, including retailers, wholesale distributors, dealers and the heavy-duty vehicle market. Our principal end-markets include light vehicles, commercial vehicles and construction, mining, agricultural, marine and other industrial equipment. We have one of the most comprehensive product lines in the aftermarket, offering approximately 47,000 part numbers that we deliver at an industry leading average fill rate of approximately 98%.

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

Net Sales

Net sales includes the selling price of our products sold to our customers, less provisions for warranty costs, estimated sales returns, customer allowances and cash discounts. In addition, up-front costs to obtain exclusive contracts and other new business changeover costs are recorded as a reduction to sales in arriving at net sales. Recording such provisions as a reduction to sales is customary in our industry. Provisions for sales returns, customer allowances and warranty costs are recorded at the time of sale based upon historical experience, current trends and our expectations regarding future experience. Adjustments to such sales returns, allowances and warranty costs are made as new information becomes available.

Because most of our sales are to the aftermarket, we believe that our sales are primarily driven by the number of vehicles on the road, the average age of those vehicles, the average number of miles driven per year, the mix of light trucks to passenger cars on the road and the relative strength of our sales channels. Historically, our sales have not been materially adversely affected by market cyclicality, as we believe that our aftermarket sales are less dependent on economic conditions than our sales to OEMs, due to the generally non-discretionary nature of vehicle maintenance and repair. While many vehicle maintenance and repair expenses are non-discretionary in nature, high gasoline prices and difficult economic conditions can lead to a reduction in miles driven, which then results in increased time intervals for routine maintenance and vehicle parts lasting longer before needing replacement. Historic highs in crude oil prices experienced in 2008 and corresponding historic highs in retail gasoline prices at the pump impacted consumers’ driving and vehicle maintenance habits. In addition, we believe consumers’ driving and vehicle maintenance habits were impacted by the generally weak economic conditions experienced in the latter part of 2008 and through 2009. These factors, together with lower heavy-duty aftermarket sales due to weakness in the transportation segment in 2008 and 2009, and lower OEM sales due to the significant decline in new vehicle production, resulted in the downward trend in sales starting in the third quarter of 2008 through the first half of 2009. More recently, our retail channel sales in the nine months ended September 30, 2010 have increased 5.8% over the nine months ended September 30, 2009 reflecting the growth of our retail customer base. Additionally, heavy-duty channel sales and OEM channel sales in the nine months ended September 30, 2010 increased 11.1% and 29.7%, respectively, over the nine months ended September 30, 2009 suggesting signs of recovery in the transportation sector.

Sales in the North American light vehicle aftermarket have grown at a compounded average annual growth rate of approximately 3.3% from 1999 through 2009. However, aftermarket sales grew by only 0.1% in 2008 and declined by 1.7% in 2009. A key metric in measuring aftermarket performance is miles driven. For 2008, the U.S. Department of Energy reported a decrease in miles driven of 3.2% (equaling 96 billion fewer miles). This was the first annual decrease in miles driven since 1980. We believe that high gasoline prices and generally weak economic conditions adversely affected our sales during the second half of 2008 and into 2009. During 2009, retail gasoline prices were significantly lower than the historic highs experienced at the beginning of the third quarter of 2008. Despite the lower retail gasoline prices, the negative trend in miles driven continued in the first quarter of 2009 (a 2.7% decrease over the comparable quarter in 2008) due to the ongoing weak economic conditions. The negative trend reversed in the last three quarters of 2009 as miles driven exceeded the comparable 2008 quarters. For the full year of 2009, miles driven increased 0.2% from 2008. Miles driven during the first nine months of 2010 increased 0.25% from the first nine months of 2009.

While the conditions described above in general have adversely affected our sales in 2008 and early 2009, other trends resulting from the current economic conditions may have a positive impact on sales in the future. Specifically, with new car sales remaining at low levels, consumers are keeping their cars longer, resulting in an increased demand for replacement parts as consumers repair their increasingly older cars.

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

However, it is also important to note that in 2009, 2008 and 2007, approximately 30%, 29% and 28%, respectively, of our total net sales were derived from our business with AutoZone. AutoZone is considered to be a leader in the North American aftermarket and, like all of our customers, we make significant investments in our relationship to add value beyond just the supply of parts. Our failure to maintain a healthy relationship with AutoZone would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship.

Cost of Sales

Cost of sales includes all costs of manufacturing required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials, direct and indirect labor and related benefit costs, supplies, utilities, freight, depreciation, insurance and other costs. Cost of sales also includes all costs to procure, package and ship products that we purchase and resell.

During much of 2008, the cost of commodities, including steel, aluminum, iron, plastic and other petrochemical products, packaging materials and media, increased significantly compared to 2007. Energy costs also increased significantly during that period. The higher costs affected the prices we paid for raw materials and for purchased component parts and finished products. Due to our inventory being accounted for on the first-in, first-out method, a time lag of approximately three months exists from the time we experience cost increases until these increases flow through cost of sales. As a result of this time lag, our results for the first quarter of 2009 were negatively impacted by the higher cost of materials purchased in the latter part of 2008. During 2009, general market prices for most commodities moderated from 2008 levels in reaction to global economic conditions and uncertainties regarding short-term demand. This moderation in most commodities during 2009 had a favorable impact on our results for the nine months ended September 30, 2009. During 2010, we have been experiencing increases in certain commodity costs as the result of suppliers reducing capacity and a slight recovery in the general economy. More recently, we have experienced longer lead times and expedited freight costs due to logistics constraints shipping product from China. A further economic recovery would likely increase the demand for many of the commodities used in our business. While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand from current levels for these commodities could result in further cost increases and may make procurement more difficult in the future.

In addition to the adverse impact of increasing commodities and energy costs, we have been adversely affected by changes in foreign currency exchange rates, primarily relating to the Mexican peso and the recent changes in currency policy by the Chinese government. Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. During the period March 31, 2009 through September 30, 2010, the U.S. dollar weakened against the Mexican peso by approximately 15%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States. In addition to the negative impacts of the Mexican peso, the value of the Chinese yuan has recently increased as a result of the Chinese government changing its policy on “pegging” the yuan against the U.S. dollar during the third quarter of 2010. The result of this action is that the cost of goods imported from China will increase as the Chinese yuan strengthens against the U.S. dollar.

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

We implemented a number of cost savings initiatives in late 2008 and throughout 2009 to align our cost structure with current business levels. Cost savings initiatives included workforce reductions in both direct and indirect manufacturing headcounts. Also, we implemented wages freezes and suspended certain matching contributions to defined contribution and profit sharing plans, as well as instituted tight controls over discretionary spending. As of September 30, 2010, the wage freeze and suspension of certain matching contributions were still in effect. Additionally, the same tight control over discretionary spending has continued into 2010 and is expected to continue. These cost savings actions helped offset the adverse impact of higher material costs and lower sales volumes.

More recently, we have launched our new Product Source Optimization (PSO) initiative. PSO utilizes our existing global footprint and unique category management insights to optimize the mix of products manufactured versus sourced, and to determine the optimal manufacturing or vendor location. We expect that PSO will allow us to deliver a high-quality, low-cost product by assembling certain products in the markets where they are sold, assembling certain products specifically in low-cost countries, and procuring certain products from selected low-cost country suppliers.

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

Some agreements with our customers provide for sales discounts, marketing allowances, return allowances and performance incentives. Any discount, allowance or incentive is treated as a reduction to sales, based on estimates of the criteria that give rise to the discount, allowance, incentive or rebate, such as sales volume and marketing spending. We routinely review these criteria and our estimating process and make adjustments as facts and circumstances change.

In order to obtain exclusive contracts with certain customers, we may incur up-front costs or assume the cost of returns of products sold by the previous supplier. These costs are capitalized and amortized over the life of the contract. The amortized amounts are recorded as a reduction to sales. New business changeover costs also can include the costs related to removing a new customer’s inventory and replacing it with our inventory, commonly referred to as a “stocklift.” Stocklift costs are recorded as a reduction to sales when incurred.

Our customers have the right to return parts that are covered under our standard warranty within stated warranty periods. Our customers also have the right, in varying degrees, to return excess quantities of product. Credits for parts returned under warranty and parts returned because of customer excess quantities are estimated and recorded as a reduction of sales at the time of the related sales. These estimates are based on historical experience, current trends and our expectations regarding future experience. Revisions to these estimates are recorded in the period in which the facts and circumstances that give rise to the revision become known. Any significant increase in the amount of product returns above historical levels could have a material adverse effect on our financial results. Our product returns accrual was $50.8 million at September 30, 2010. A hypothetical 10% increase in product returns would decrease our pre-tax earnings by $5.1 million.

The table below provides a summary reconciliation of reductions from sales to net sales as reported in our consolidated income statement (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Sales	$276.6	$259.6	$805.5	$757.2
Provision for warranty costs and sales returns	(19.6)	(17.3)	(53.8)	(48.4)
Provision for customer contracted sales deductions	(13.2)	(11.8)	(37.2)	(33.7)
New business costs and other	(2.3)	(1.6)	(6.5)	(8.9)

Net sales	$241.5	$228.9	$708.0	$666.2

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

Insurance Reserves

Our insurance policies for workers’ compensation, automobile, product and general liability include high deductibles (up to $0.5 million) for which we are responsible. Deductibles for which we are responsible are recorded in accrued expenses. Estimates of such losses involve substantial uncertainties including litigation trends, the severity of reported claims and incurred but not yet reported claims. External actuaries are used to assist us in estimating these losses. Our self-insured insurance reserves were $10.6 million at September 30, 2010. A hypothetical 10% increase in the insurance reserve would decrease our pre-tax earnings by $1.1 million.

Environmental Expenditures

Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates.

The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in our September 30, 2010 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.5 million accrued at September 30, 2010 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters and any related litigation, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

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

Results of Operations

The following table is UCI International’s unaudited condensed consolidated income statements for the three months and nine months ended September 30, 2010 and 2009. The amounts are presented in thousands of dollars.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$241,494	$228,913	$707,996	$666,197
Cost of sales	179,508	173,657	528,812	523,796

Gross profit	61,986	55,256	179,184	142,401
Operating (expense) income
Selling and warehousing	(15,256)	(14,051)	(44,628)	(42,435)
General and administrative	(13,980)	(10,548)	(36,653)	(34,328)
Amortization of acquired intangible assets	(1,275)	(1,398)	(3,946)	(4,359)
Restructuring gains (costs), net	279	(394)	(2,101)	(1)
Patent litigation costs	(4)	—	(1,042)	—

Operating income	31,750	28,865	90,814	61,278
Other expense
Interest expense, net	(15,102)	(14,733)	(44,828)	(45,680)
Management fee expense	(500)	(500)	(1,500)	(1,500)
Loss on early extinguishment of debt	(8,662)	—	(8,662)	—
Miscellaneous, net	(733)	(1,011)	(3,036)	(4,165)

Income before income taxes	6,753	12,621	32,788	9,933
Income tax expense	(2,383)	(4,582)	(12,923)	(4,107)

Net income	4,370	8,039	19,865	5,826
Less: Loss attributable to noncontrolling interest	—	(132)	(37)	(511)

Net income attributable to UCI International, Inc.	$4,370	$8,171	$19,902	$6,337

Three Months Ended September 30, 2010 compared with the Three Months Ended September 30, 2009

Net Sales

Net sales of $241.5 million in the third quarter of 2010 increased $12.6 million, or 5.5%, compared to net sales in the third quarter of 2009. Automotive aftermarket net sales, which comprised approximately 87% of our net sales in the third quarter of 2010, increased approximately 4.0% compared to the third quarter of 2009. Within the automotive aftermarket channel, our retail channel net sales increased approximately 7.3%, our traditional channel net sales increased approximately 2.9% and our heavy duty channel net sales increased approximately 8.5%. Our OES channel net sales in the third quarter of 2010 decreased approximately 14.5% from the third quarter of 2009. The increased net sales in our retail and traditional channels primarily reflected the sales growth experienced by our customer base. The increased net sales in our heavy duty channel resulted from a general improved market trend in the transportation sector. The decreased sales in our OES channel were due primarily to timing of replenishment orders by our OES channel customers. Our OEM channel sales in the third quarter of 2010 increased approximately 16.4% over the third quarter of 2009 due to the recovery of new car sales from the difficult economic environment in 2009 and recent new business wins.

Net sales for the three months ended September 30, 2010 and 2009 for our four product lines are as follows:

	Three Months Ended September 30,
	2010	%	2009	%
	(in millions, except percentages)
Filtration	$91.2	38%	$88.3	39%
Fuel delivery systems	70.0	29%	60.8	26%
Vehicle electronics	45.4	19%	40.7	18%
Cooling systems	34.9	14%	39.1	17%

	$241.5	100%	$228.9	100%

Each of our product lines, except cooling systems, experienced increased net sales in the three months ended September 30, 2010, reflecting the sales growth of our customer base. Our fuel delivery systems sales have also been positively impacted by market share gains. Our cooling systems product line experienced sales growth with existing customers; however the increase was more than offset by market share losses.

Gross Profit

Gross profit, as reported, was $62.0 million for the third quarter of 2010 and $55.3 million for the third quarter of 2009. Gross profit as a percentage of sales increased to 25.7% in the third quarter of 2010 from 24.1% in the third quarter of 2009.

Higher sales volume in the third quarter of 2010 was a significant factor in our gross profit increase year over year accounting for $6.0 million of the increase. The 2010 results were also positively affected by the favorable effects of cost reduction initiatives implemented to align our cost structure with our customers’ spending and current market conditions, lower commodity and energy costs of approximately $3.0 million and favorable trends in our insurance costs of approximately $0.5 million. The cost reduction initiatives included workforce reductions and other employee cost saving actions, as well as the continued emphasis on tight controls over discretionary spending. Partially offsetting these factors were the effects of higher estimated product returns, customer price concessions and product mix of approximately $2.8 million.

Selling and Warehousing Expenses

Selling and warehousing expenses were $15.3 million in the third quarter of 2010, $1.2 million higher than the third quarter of 2009. Selling and warehousing expenses were 6.3% of net sales in the third quarter of 2010 and 6.1% in the 2009 quarter. Selling and marketing expenses increased $1.2 million related to higher variable selling costs associated with our higher sales volume and investments in our growth initiatives including staffing and other costs. Shipping and warehousing expenses in the third quarter of 2010 were flat with the third quarter of 2009 as increased costs to support the increased sales volume were offset by cost containment actions.

General and Administrative Expenses

General and administrative expenses were $14.0 million in the third quarter of 2010, $3.4 million higher than the third quarter of 2009. This increase was the result of $1.9 million of higher costs incurred in connection with our antitrust litigation (discussed in Note J to the financial statements included in this Form 10-Q), nonrecurring professional fees related to evaluating strategic capital structure and merger and acquisition related activities and higher incentive compensation. Partially offsetting these items were reductions in overhead spending including the favorable effect of lower employee expenses in the quarter which were due to headcount reductions in 2009 and cost control initiatives.

Restructuring Gains (Costs), Net

In the third quarter of 2010, we completed the sale of a previously idled manufacturing facility and recognized a gain of $0.3 million. In the third quarter of 2009, we incurred costs of $0.1 million to maintain the land and building, and we recorded $0.3 million of asset impairment losses.

Interest Expense, Net

Net interest expense was $0.4 million higher in the third quarter of 2010 compared to the third quarter of 2009. This increase was due to higher average borrowings of approximately $13.9 million during the third quarter of 2010 as compared to the third quarter of 2009, partially offset by lower interest rates on our variable rate debt. The higher average borrowings were the result of the increased outstanding balance of the UCI International Notes due to the quarterly payment of interest through the issuance of new notes, partially offset by lower borrowings under UCI’s previous term loan resulting from the $17.7 million mandatory prepayment on our term loan made in April 2010.

Loss on Early Extinguishment of Debt

We recorded a loss of $8.7 million in the third quarter of 2010 on the early extinguishment of our previous term loan and the Notes. See further discussion in Note I to the financial statements included in this Form 10-Q. The components of the loss on early extinguishment were as follows (in millions):

UCI Notes call premium	$3.6
Write-off unamortized debt discount	1.8
UCI Notes redemption period interest	1.9
Write-off unamortized deferred financing costs	1.4

$8.7

Miscellaneous, Net

Miscellaneous expense which consists primarily of costs associated with the sale of receivables was $0.3 million lower in the third quarter of 2010 compared to the third quarter of 2009. The lower expense was due to lower selling discount costs and lower sales of receivables in 2010 versus 2009. Miscellaneous expense for the third quarter of 2010 also included $0.1 million related to changes in market value of our swaption agreement.

Income Tax Expense

Income tax expense in the third quarter of 2010 was $2.2 million lower than in the third quarter of 2009, due to lower pre-tax income in the 2010 quarter, partially offset by a lower effective tax rate. The effective tax rate for the third quarter of 2010 was 35.3% compared to 36.3% for the third quarter of 2009. The lower effective rate relates primarily to foreign income taxes.

Net Income

Due to the factors described above, we reported a net income of $4.4 million for the third quarter of 2010 and $8.0 million for the third quarter of 2009.

Net Income Attributable to UCI International, Inc.

After deducting losses attributable to a noncontrolling interest, net income attributable to UCI International, Inc. was $4.4 million in the third quarter of 2010 compared to $8.2 million in the third quarter of 2009.

Nine Months Ended September 30, 2010 compared with the Nine Months Ended September 30, 2009

Net Sales

Net sales of $708.0 million for the nine months ended September 30, 2010 increased $41.8 million, or 6.3%, compared to net sales for the nine months ended September 30, 2009. In connection with obtaining new business, net sales included reductions of $1.4 million and $3.7 million in the nine months ended September 30, 2010 and 2009, respectively. Excluding the effects of obtaining new business from both nine month periods, net sales were 5.9% higher in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Automotive aftermarket net sales, which comprised approximately 87% of our net sales in the nine months ended September 30, 2010, increased approximately 4.8% compared to the nine months ended September 30, 2009. Within the automotive aftermarket channel, our retail channel net sales increased approximately 5.8%, our traditional channel net sales increased approximately 2.3%, our OES channel net sales increased approximately 1.0% and our heavy duty channel net sales increased approximately 11.1%. The increased net sales in our retail, traditional and OES channels primarily reflected the sales growth experienced by our customer base. The increased net sales in our heavy duty channel resulted from a general improved market trend in the transportation sector. Our OEM channel sales in the nine months ended September 30, 2010 increased approximately 29.7% over the nine months ended September 30, 2009 due to the recovery of new car sales from the difficult economic environment in 2008 and early 2009 and recent new business wins.

Net sales for the nine months ended September 30, 2010 and 2009 for our four product lines were as follows:

	Nine Months Ended September 30,
	2010	%	2009	%
	(in millions, except percentages)
Filtration	$267.5	38%	$262.3	39%
Fuel delivery systems	196.8	28%	165.4	25%
Vehicle electronics	133.9	19%	120.7	18%
Cooling systems	109.8	15%	117.8	18%

	$708.0	100%	$666.2	100%

Each of our product lines, except cooling systems, experienced increased net sales in the nine months ended September 30, 2010, reflecting the sales growth of our customer base. Our fuel delivery systems sales have also been positively impacted by market share gains. Our cooling systems product line experienced sales growth with existing customers; however the increase was more than offset by market share losses.

Gross Profit

Gross profit, as reported, was $179.2 million for the nine months ended September 30, 2010 and $142.4 million for the nine months ended September 30, 2009. Both periods included special items which are presented in the following table along with a comparison of adjusted gross profit after excluding these special items. Adjusted gross profit is a non-GAAP financial measurement of our performance which is not in accordance with, or a substitute for, GAAP measures. It is intended to supplement the presentation of our financial results that are prepared in accordance with GAAP. We use adjusted gross profit as presented to evaluate and manage our operations internally.

	Nine Months Ended September 30,
	2010	2009
	(amounts in millions)
Gross profit, as reported	$179.2	$142.4
Add back special items:
New business changeover and sales commitment costs	1.4	3.7
Allowance for disputed non-trade receivable	1.4	—
Severance costs	—	0.6
Costs to establish additional manufacturing in China	—	0.5

Adjusted gross profit	$182.0	$147.2

The $1.4 million and the $3.7 million of “new business changeover and sales commitment costs” in the nine months ended September 30, 2010 and 2009, respectively, were up-front costs incurred to obtain new business and to extend existing long-term sales commitments.

During the nine months ended September 30, 2010, we recorded a $1.4 million provision due to uncertainties of collection of refunds of Mexican value-added tax from the Mexican Department of Finance and Public Credit. See further discussion under Contingencies – Valued-Added Tax Receivable.

The $0.6 million of “severance costs” in the nine months ended September 30, 2009 related to actions taken to further align our cost structure with customers’ spending and current market conditions. The actions included, among other things, workforce reductions with related severance costs.

The $0.5 million of “costs to establish additional manufacturing in China” in the nine months ended September 30, 2009 related to start-up costs to establish two new factories in China.

Excluding the adverse effects of these special items, adjusted gross profit increased to $182.0 million in the nine months ended September 30, 2010 from $147.2 million in the nine months ended September 30, 2009, and the related gross margin percentage increased to 25.7% in the nine months ended September 30, 2010 from 22.0% in the nine months ended September 30, 2009. The adjusted gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.

Higher net sales volume in the nine months ended September 30, 2010 was a significant factor in our gross profit increase year over year, accounting for $18.0 million of the increase. The 2010 results were also positively affected by the favorable effects of cost reduction initiatives to align our cost structure with our customers’ spending and current market conditions, lower commodity and energy costs of approximately $19.0 million and favorable trends in our insurance costs of approximately $3.0 million. The cost reduction initiatives included workforce reductions and other employee cost saving actions, as well as the institution of tight controls over discretionary spending. Partially offsetting these factors were the effects of higher estimated product returns, customer price concession and product mix of approximately $5.2 million.

Selling and Warehousing Expenses

Selling and warehousing expenses were $44.6 million in the nine months ended September 30, 2010, $2.2 million higher than the nine months ended September 30, 2009. Selling and marketing expenses increased $1.6 million related to higher variable selling costs associated with our higher sales volume and investments in our growth initiatives including staffing and other costs. Shipping and warehousing expenses increased $0.6 million to support the increased sales volume. Selling and warehousing expenses were 6.3% of net sales in the nine months ended September 30, 2010 and 6.4% in the nine months ended September 30, 2009. The improvement in selling and warehousing expenses as a percentage of net sales despite the increased spending levels related to investments in growth initiatives was the result of the cost reduction actions taken during 2009.

General and Administrative Expenses

General and administrative expenses were $36.7 million in the nine months ended September 30, 2010; $2.3 million higher than the nine months ended September 30, 2009. This increase was the result of $4.5 million of higher costs incurred in connection with our antitrust litigation (discussed in Note J to the financial statements included in this Form 10-Q) and higher incentive compensation. Partially offsetting these items were reductions in overhead spending including the favorable effect of lower employee expenses in the nine months ended September 30, 2010 due to headcount reductions in 2009, inclusive of severance in 2009 related to the headcount reductions, and cost control initiatives.

Restructuring Gains (Costs), Net

In the nine months ended September 30, 2010, we completed the sale of a previously idled manufacturing facility and recognized a gain of $0.3 million on the sale of the facility. In the nine months ended September 30, 2010 and 2009, we incurred costs of $0.2 million and $0.3 million, respectively, to maintain the land and building.

In the nine months ended September 30, 2010, we recorded pension curtailment and settlement losses and other severance costs related to headcount reductions at our Mexican subsidiaries totaling $0.6 million. Additionally, we recorded a non-cash charge of $1.6 million related to the sale of our interest in a 51% owned joint venture in the nine months ended September 30, 2010.

We implemented restructuring plans in 2009 to further align our cost structure with customers’ spending and current market conditions. The restructuring plans targeted excess assembly and aluminum casting capacity and restructuring costs of the plan included workforce reductions, facility closures, consolidations and realignments.

We idled a Mexican aluminum casting operation in the nine months ended September 30, 2009 and consolidated the capacity into our Chinese casting operation. During that period, we also relocated a small amount of filter manufacturing capacity which resulted in the idling of certain equipment with no alternative use. In connection with these capacity consolidations, we recorded asset impairments of $1.0 million in the nine months ended September 30, 2009 and incurred post employment benefit plans curtailment costs of $0.1 million in the nine months ended September 30, 2009.

In order to accommodate expected growth in Europe, our Spanish distribution operation was relocated to a new leased facility resulting in the idling and subsequent sale of an owned facility. We recognized a gain of $1.5 million on the sale of this facility in the nine months ended September 30, 2009.

Interest Expense, Net

Net interest expense was $0.9 million lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was due to lower interest rates on our variable debt in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 which resulted in a reduction of interest expense of approximately $2.0 million, partially offset by interest on higher average borrowings of $6.8 million during the nine months ended September 30, 2010. The increased outstanding balance of the UCI International Notes due to the quarterly payment of interest through the issuance of new notes more than offset the lower level of borrowings under UCI’s previous term loan resulting from both the $17.7 million mandatory prepayment on our term loan made in April 2010 and the repayment of revolver credit facility borrowings of $20.0 million in June 2009.

Loss on Early Extinguishment of Debt

We recorded a loss of $8.7 million in the nine months ended September 30, 2010 on the early extinguishment of our previous term loan and the Notes. See further discussion in Note I to the financial statements included in this Form 10-Q. The components of the loss on early extinguishment were as follows (in millions):

UCI Notes call premium	$3.6
Write-off unamortized debt discount	1.8
UCI Notes redemption period interest	1.9
Write-off unamortized deferred financing costs	1.4

$8.7

Miscellaneous, Net

Miscellaneous expense which consists primarily of costs associated with the sale of receivables was $1.1 million lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The lower expense was due to lower selling discount costs, partially offset by higher sales of receivables in 2010 versus 2009. Miscellaneous expense for the nine months ended September 30, 2010 also included $0.1 million related to changes in market value of our swaption agreement.

Income Tax Expense

Income tax expense in the nine months ended September 30, 2010 was $8.8 million higher than in the nine months ended September 30, 2009 due to higher pre-tax income in the 2010 quarter. The effective tax rate for the nine months ended September 30, 2010 was 39.4% compared to 41.3% for the nine months ended September 30, 2009. The lower effective rate relates primarily to foreign income taxes.

Net Income

Due to the factors described above, we reported a net income of $19.9 million in the nine months ended September 30, 2010 compared to net income of $5.8 million in the nine months ended September 30, 2009.

Net Income Attributable to UCI International, Inc.

After deducting losses attributable to a noncontrolling interest, net income attributable to UCI International, Inc. was $19.9 million in the nine months ended September 30, 2010 compared to net income attributable to UCI International, Inc. of $6.3 million in the nine months ended September 30, 2009.

Liquidity and Capital Resources

Debt Refinancing

On September 23, 2010, UCI International, UCI Acquisition and UCI entered into a credit agreement, with UCI, as borrower, and with UCI International and UCI Acquisition and UCI’s domestic subsidiaries, as guarantors (the “Credit Agreement”). The Credit Agreement provides for borrowings of up to $500.0 million, consisting of a term loan facility in an aggregate principal amount of $425.0 million (the “New Term Loan”), which was fully funded on the closing date of the Credit Agreement, and a revolving credit facility in an aggregate principal amount of $75.0 million (the “New Revolving Credit Facility”), none of which was drawn as of September 30, 2010. Approximately $23.7 million was available under the New Revolving Credit Facility at September 30, 2010 due to certain restrictions under the UCI International Notes. The maturity date for the New Term Loan facility and the New Revolving Credit Facility are 6.5 years and 5 years, respectively, from the date of the Credit Agreement.

The proceeds of the New Term Loan were used to (i) repay existing borrowings under UCI’s term loan, (ii) redeem UCI’s existing senior subordinated notes and (iii) pay transaction costs. The following table summarizes the sources and uses of the proceeds at closing (in millions):

Sources
New Revolving Credit Facility	$—
New Term Loan	425.0
Cash on Balance Sheet	4.0

Total Sources	$429.0

Uses
Accrued Interest Payment	$6.4
Repay UCI Previous Credit Agreement	172.3
Redeem UCI Notes	230.0
Transaction Costs and original issue discount	20.3

Total Uses	$429.0

In connection with the entry by UCI into the Credit Agreement, UCI’s senior credit facility (the “Previous Credit Agreement”) was terminated and all obligations existing under the Previous Credit Agreement were repaid in full using a portion of the proceeds of the New Term Loan. The Previous Credit Agreement was scheduled to expire on June 30, 2012; there were no penalties for early termination.

The Previous Credit Agreement included a term loan pursuant to which, as a result of previous prepayments, no scheduled repayments were due before December 2011. Mandatory prepayments of the term loan were required, however, when UCI generated Excess Cash Flow as defined in the Previous Credit Agreement. UCI generated Excess Cash Flow in the year ending December 31, 2009, resulting in a mandatory prepayment of $17.7 million which was made on April 1, 2010 reducing the amount outstanding under the term loan to $172.3 million. The remaining $172.3 million was paid in full with the proceeds of the New Term Loan.

On September 23, 2010, UCI discharged the Notes in accordance with the terms of the indenture governing the Notes by depositing with the trustee all outstanding amounts due under the Notes and instructing the trustee to provide holders of all the Notes with an irrevocable notice of redemption. The redemption date was October 25, 2010 (the “Redemption Date”). As of September 23, 2010, the aggregate outstanding principal amount of the Notes was approximately $228.2 million, net of unamortized original issue discount of $1.8 million. Pursuant to the terms of the indenture, all the Notes outstanding on the Redemption Date were redeemed on the Redemption Date at 101.563% of their principal amount plus accrued and unpaid interest thereon to, but not including, the Redemption Date.

Net Cash Provided by Operating Activities

Nine Months Ended September 30, 2010

Net cash provided by operating activities for the nine months ended September 30, 2010 was $79.0 million compared to $105.6 million for the nine months ended September 30, 2009. The decrease in cash provided by operating activities in relation to the prior year was the result of increased use of cash for working capital purposes, partially offset by higher net income, excluding non-cash income and expense items, during the nine months ended September 30, 2010. Net income, excluding non-cash income and expense items, was $80.4 million for the nine months ended September 30, 2010 compared to $61.0 million for the nine months ended September 30, 2009. A more detailed discussion of the other components of cash provided by operating activities in the nine months ended September 30, 2010 and the significant factors behind the impact on cash follows.

Increases in accounts receivable and inventories resulted in uses of cash of $29.9 million and $17.8 million, respectively. The increase in accounts receivable was primarily due to higher sales of $477.7 million in the second and third quarters of 2010 compared to $447.7 million in the third and fourth quarters of 2009, a $30.0 million increase, and timing of factoring of accounts receivable. Factored accounts receivable totaled $128.3 million and $121.5 million at September 30, 2010 and December 31, 2009, respectively. The increase in inventory was due to (i) inventory builds to support the higher sales levels, as well as to support customers’ periodic restocking program orders, (ii) temporary buffer stock while manufacturing is transferred between manufacturing locations as part of our PSO initiatives, (iii) longer lead times on some inventories resourced to our low cost country manufacturing locations, (iv) material cost increases and (v) foreign exchange rates. An increase in accounts payable resulted in a generation of cash of $17.7 million due primarily to the higher inventory levels.

Changes in all other assets and liabilities netted to a $28.6 million increase in cash. This change primarily related to increases in product returns and other amounts due customers ($12.5 million), timing of tax payments ($6.4 million), changes in accrued salaries and incentive compensation ($2.4 million), decreases in prepaid insurance ($1.1 million) and changes in other assets and accrued expenses.

Nine Months Ended September 30, 2009

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

Changes in all other assets and liabilities netted to a $21.1 million increase in cash. This amount consisted primarily of timing of payment of employee-related accrued liabilities, including salaries and wages, incentive compensation and employee insurance, timing of product returns and customer rebates and credits, timing of income tax payments and the timing of interest payments on our debt.

Net Cash Used in Investing Activities

Historically, net cash used in investing activities has been for capital expenditures, including routine expenditures for equipment replacement and efficiency improvements, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the nine months ended September 30, 2010 and September 30, 2009 were $17.5 million and $10.9 million, respectively, used primarily for cost reduction and maintenance activities. The higher capital expenditures in 2010 were primarily the result of funding specific targeted cost reduction opportunities as part of the PSO initiative.

Proceeds from the sale of property, plant and equipment for the nine months ended September 30, 2010 and September 30, 2009 were $0.4 million and $2.5 million, respectively. Proceeds from the sale of our joint venture interest in China, net of transaction costs and cash sold totaled approximately $0.3 million. See Note O to the condensed consolidated financial statements. During the nine months ended September 30, 2009, our Spanish operation was relocated to a new leased facility in order to accommodate expected growth in the European market resulting in the idling of an owned facility. Proceeds for the nine months ended September 30, 2009 primarily related to the sale of this facility in Spain.

During the nine months ended September 30, 2010, we posted $7.4 million of cash to collateralize a letter of credit required to appeal the judgment in the patent litigation discussed in more detail under “Contingencies.” During the nine months ended September 30, 2009, we posted $9.4 million of cash to collateralize a letter of credit required by our workers compensation insurance carrier. During the three months ended September 30, 2010, the letter of credit requirement with the workers compensation insurance carrier was reduced by $0.5 million and this amount of the cash collateral was returned. The cash collateral totaling $16.3 million is recorded as “Restricted cash” as a component of long-term assets on UCI International’s balance sheet at September 30, 2010. This cash is invested in highly liquid, high quality government securities and is not available for general operating purposes as long as the letters of credit remain outstanding or until alternative collateral is posted.

Net Cash Used in Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2010 was $16.2 million compared to $19.4 million in the nine months ended September 30, 2009.

Borrowings during the nine months ended September 30, 2010 included the $419.6 million proceeds of the New Term Loan, net of original issue discount of $5.4 million, and $10.2 million of short-term borrowings payable to foreign credit institutions. Borrowings of $9.7 million during the nine months ended September 30, 2009 consisted solely of short-term borrowings payable to foreign credit institutions.

During the nine months ended September 30, 2010, we made the $17.7 million mandatory prepayment on the term loan of the Previous Credit Agreement reducing the amount outstanding under the term loan to $172.3 million. The remaining $172.3 million was paid in full with the proceeds of the New Term Loan. Also during the nine months ended September 30, 2010, we used cash of $235.5 million, representing the $230.0 million principal, the $3.6 million call premium and $1.9 million of interest during the redemption period, to redeem the Notes. Additionally, during the nine months ended September 30, 2010, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $10.6 million.

During the nine months ended September 30, 2009, we repaid the $20.0 million of outstanding borrowings under UCI's revolving credit facility. Additionally, during the nine months ended September 30, 2009, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $8.8 million.

During the nine months ended September 30, 2010, we paid $9.3 million of deferred financing costs associated with entering into the Credit Agreement and we paid a $0.5 million premium related to a swaption agreement we entered into related to the Credit Agreement.

Current Debt Capitalization and Scheduled Maturities

At September 30, 2010 and December 31, 2009, UCI International had $170.9 million and $131.9 million of cash and cash equivalents, respectively. Our outstanding debt was as follows (in millions):

	September 30, 2010	December 31, 2009
UCI International Notes	$347.1	$324.1
UCI New Term Loan	425.0	—
UCI New Revolving Credit Facility	—	—
UCI Previous Credit Agreement term loan	—	190.0
UCI Notes	—	230.0
UCI short-term borrowings	3.3	3.5
UCI capital lease obligations	0.7	0.9
Unamortized original issue discount	(9.1)	(6.9)

	767.0	741.6
Less:
UCI short-term borrowings	3.3	3.5
UCI term loan	—	17.7
UCI current maturities	4.5	0.2

Long-term debt	$759.2	$720.2

Below is a schedule of required future repayments of all debt outstanding on September 30, 2010. The amounts are presented in millions of dollars.

Remainder of 2010	$2.9
2011	5.9
2012	116.5
2013	239.3
2014	4.3
Thereafter	407.2

$776.1

Short-term borrowings are routine short-term borrowings by our foreign operations.

The UCI International Notes are due in 2013. Interest on the UCI International Notes will be paid in kind by issuing new notes until December 2011 and, therefore will not affect our cash flow through 2011. Thereafter, all interest will be payable in cash. On March 15, 2012 and each quarter thereafter, we are required to redeem for cash a portion of each note, to the extent required to prevent the UCI International Notes from being treated as an applicable high yield discount obligation. The redemption price for the portion of each UCI International Note so redeemed will be 100% of the principal amount of such portion plus any accrued interest at the date of redemption. In the schedule above, the $112.1 million of UCI International Notes that were issued in lieu of cash interest through September 30, 2010 have been included in the 2012 debt repayment amount. Depending on the circumstances, a portion of this $112.1 million may be paid after 2012.

As of October 29, 2010, we had not repurchased any of the UCI International Notes, although we may, under appropriate market conditions, do so in the future through cash purchases or exchange offers, in open market, privately negotiated or other transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.

Our significant debt service obligation is an important factor when assessing our liquidity and capital resources. At our September 30, 2010 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, was approximately $62.8 million. An increase of 0.25 percentage points (25 basis points) on our variable interest rate debt would increase our annual interest cost by $1.9 million.

Covenant Compliance

UCI’s Credit Agreement requires us to maintain certain financial covenants and requires mandatory prepayments under certain events as defined in the agreement. Also, the Credit Agreement includes certain negative covenants restricting or limiting our ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter our business. In addition, the Credit Agreement contains the following financial covenants beginning with the fiscal quarter ending December 31, 2010: a minimum interest coverage ratio, a maximum leverage ratio and a maximum level of capital expenditures. The financial covenants are calculated on a trailing four consecutive quarters basis.

The minimum interest coverage ratio and maximum leverage ratio levels become increasingly more restrictive over time. The Credit Agreement provides for minimum interest coverage ratio and a maximum leverage ratio levels as set forth opposite the corresponding fiscal quarter.

	Minimum Interest Coverage Ratio Level	Maximum Leverage Ratio Level
Quarters ending December 31, 2010 – September 30, 2011	1.85x	5.00x
Quarters ending December 31, 2011 – September 30, 2012	1.95x	4.75x
Quarters ending December 31, 2012 – September 30, 2013	2.25x	4.25x
Quarters ending December 31, 2013 – September 30, 2014	2.50x	3.75x
Quarters ending December 31, 2014 – September 30, 2015	2.75x	3.25x
Quarter ending December 31, 2015 and thereafter	2.75x	2.75x

Credit Agreement Adjusted EBITDA is used to determine UCI’s compliance with the covenants discussed above. Credit Agreement Adjusted EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) further adjusted to exclude unusual items and other adjustments permitted by the Credit Agreement in calculating covenant compliance. For purposes of calculating the Consolidated Interest Coverage ratio, interest expense includes interest expense on the UCI International Notes. Similarly, for purposes of calculating the Consolidated Leverage ratio, leverage includes the UCI International Notes.

A breach of covenants in the Credit Agreement that are tied to ratios based on Credit Agreement Adjusted EBITDA could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the UCI International Notes.

Management’s Action Plan and Outlook

Our primary sources of liquidity are cash on hand, cash flow from operations, available borrowing capacity under our New Revolving Credit Facility and accounts receivable factoring arrangements. At September 30, 2010, we had $170.9 million of cash and cash equivalents on hand.

Accounts Receivable Factoring

Factoring of customer trade accounts receivable is a significant part of our liquidity and is related to extended terms provided to certain customers. Subject to certain limitations, the Credit Agreement permits sales of and liens on receivables which are being sold pursuant to non-recourse factoring agreements between certain of our customers and a number of banks. At September 30, 2010, we had factoring relationships arranged by four customers with eight banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Due to factors beyond our control, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all, and our customers may not continue to offer such programs in the future.

We sold approximately $176.2 million and $165.4 million of receivables during the nine months ended September 30, 2010 and 2009, respectively. If receivables had not been factored, $128.3 million and $121.5 million of additional receivables would have been outstanding at September 30, 2010 and December 31, 2009, respectively. If we had not factored these receivables, we would have had to finance these receivables in some other way, renegotiate terms with customers or reduce cash on hand. Our short-term cash projections assume a level of factored accounts receivable in a range of $120.0 million to $135.0 million at any given time based upon our current customer contracts.

Short-Term Liquidity Outlook

Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations and from factoring arrangements as discussed above. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our capital spending levels were lower in 2009 than historical spending levels. As part of our plans to conserve cash, 2009 capital spending was limited to expenditures necessary to maintain current operations and projects that had short payback periods. Capital expenditures for the full year 2010 are expected to be in the range of $25 million to $28 million. This increase over 2009 relates to funding specific targeted cost reduction opportunities as part of the PSO initiative discussed below and incremental growth initiatives.

Based on our forecasts, we believe that cash flow from operations, available cash and cash equivalents and available borrowing capacity under our New Revolving Credit Facility will be adequate to service debt, meet liquidity needs and fund necessary capital expenditures for the next twelve months.

Long-Term Liquidity Outlook

UCI International is a holding company with no business operations or assets other than the capital stock of UCI Acquisition. UCI Acquisition also is a holding company and has no operations or assets other than the capital stock of UCI. Consequently, UCI International is dependent on loans, dividends and other payments from UCI to make payments of cash interest or any other payments on the UCI International Notes beginning in 2012. We can give no assurance that the cash for those payments will be available.

CONTRACTUAL OBLIGATIONS

As a result of the debt refinancing discussed previously, our contractual cash obligations for debt repayments and related interest repayments changed significantly. The following table is a summary of contractual cash obligations for debt and interest repayments at September 30, 2010 (in millions):

	Payments Due by Period
	Remainder of 2010	2011-2012	2013-2014	2015 and After	Total
Debt repayments (excluding interest)	$2.9	$10.4	$243.6	$407.1	$664.0
Interest payments	6.9	188.5	73.7	52.4	321.5

(1)	Debt repayments exclude $112.1 million of UCI International Notes which were issued in lieu of cash interest as of September 30, 2010. See (2) below for a discussion of the catch-up interest payment.
(2)

Estimated interest payments are based on the assumption that (i) September 30, 2010 interest rates will prevail throughout all future periods, (ii) debt is repaid on its due date and (iii) no new debt is issued. Commencing on March 15, 2012 and each quarter thereafter, we are required to redeem for cash a portion of each note, to the extent required to prevent the UCI International Notes from being treated as an applicable high yield discount obligation. As a result, we are required to make cash payments for all accumulated PIK interest on the UCI International Notes in 2012 or in some combination of 2012 and 2013, depending on certain circumstances. In the above table, the entire cash payment of $112.1 million is presented in 2012.

CONTINGENCIES

Environmental; Health and Safety

We are subject to a variety of federal, state, local and foreign environmental; health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. We or our predecessors have been identified as a potentially responsible party, or is otherwise currently responsible, for contamination at five sites. One of these sites is a former facility in Edison, New Jersey (the “New Jersey Site”), where a state agency has ordered us to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. We are analyzing what further investigation and remediation, if any, may be required at the New Jersey Site. We are also responsible for a portion of chlorinated solvent contamination at a previously owned site in Solano County, California (the “California Site”), where we, at the request of the regional water board, are investigating and analyzing the nature and extent of the contamination and are conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of the environmental matters related to the New Jersey Site and the California Site will not exceed the $1.2 million accrued at September 30, 2010 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and due to inherent uncertainty in such environmental matters, it is possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

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

We intend to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts, other than ongoing defense costs, have been recorded in the financial statements for these matters and management does not believe a loss is probable. During the three and nine months ended September 30, 2010, we incurred $2.2 million and $5.4 million, respectively, defending against these claims. During the three and nine months ended September 30, 2009, we incurred $0.2 million and $0.9 million, respectively.

Patent Litigation

Champion is a defendant in litigation with Parker-Hannifin Corporation pursuant to which Parker-Hannifin claims that certain of Champion’s products infringe a Parker-Hannifin patent. On December 11, 2009, following trial, a jury verdict was reached, finding in favor of Parker-Hannifin with damages of approximately $6.5 million. On May 3, 2010, the court entered a partial judgment in this matter, awarding Parker-Hannifin $6.5 million in damages and a permanent injunction. Both parties have filed post-trial motions. Parker-Hannifin is seeking treble damages and attorneys’ fees. Champion is seeking a judgment as a matter of law on the issues of infringement and patent invalidity. Champion continues to vigorously defend this matter; however, there can be no assurance with respect to the outcome of litigation. Champion recorded a $6.5 million liability for this matter which is included in “Accrued expenses and other current liabilities” at September 30, 2010. During the three and nine months ended September 30, 2010, Champion incurred post-trial costs of $0.1 million and $1.0 million, respectively.

In order to appeal the judgment in this matter, we posted a letter of credit in the amount of $7.4 million. The issuer of the letter of credit required us to cash collateralize the letter of credit. This cash is recorded as “Restricted cash” and is a component of long-term assets on the balance sheet at September 30, 2010.

Value-Added Tax Receivable

Our Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $2.2 million, net of allowances, from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which we believe we are entitled in the ordinary course of business. The local Mexican tax authorities have rejected our claims for these refunds, and we have commenced litigation in the regional federal administrative and tax courts to order the local tax authorities to process these refunds. During the nine months ended September 30, 2010, we recorded a $1.4 million provision due to uncertainties of collection of these receivables.

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

Except for the Chinese subsidiaries, the balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income (loss) on our statements of changes in shareholders’ equity. For our Chinese subsidiaries, non-monetary assets and liabilities are translated into U.S. dollars at historical rates and monetary assets and liabilities are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of the balance sheets of our Chinese subsidiaries are recorded in our income statements.

Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a company in a currency other than its own functional currency. In 2010, we expect to source approximately $112 million of components from China. To the extent possible, we structure arrangements where the purchase transactions are denominated in U.S. dollars as a means to minimize near-term exposure to foreign currency fluctuations. Since June 30, 2008, the relationship of the U.S. dollar to the Chinese yuan has remained fairly stable. In the third quarter of 2010, the Chinese government changed its policy of “pegging” the Chinese yuan to the U.S. dollar.

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

Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. During the period March 31, 2009 through September 30, 2010, the U.S. dollar weakened against the Mexican peso by approximately 15%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States. These higher prices translate into higher cost of sales for our Mexican operations. We are attempting to obtain corresponding price increases from our customers served by our Mexican operations, but the weakness in the Mexican economy has limited the ability to entirely offset the higher cost of sales.

We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of September 30, 2010, we had no foreign currency contracts outstanding. We do not engage in speculative activities.

Interest Rate Risk

We periodically enter into interest rate agreements to manage interest rate risk on borrowing activities. On September 28, 2010, in connection with the Credit Agreement, we entered into a “swaption” agreement providing us with the right but not the obligation to enter into an interest rate swap on or about March 23, 2012. If we exercise the swaption, we would effectively convert $212.5 million of variable rate debt under the Credit Agreement into fixed rate debt with a Eurodollar rate of 2.75% plus the applicable margin under the Credit Agreement for a two-year period ending March 23, 2014. The cost of entering into the swaption was $0.5 million. While we consider the swaption to be an effective economic hedge of interest rate risks, we did not designate or account for the swaption as a hedge. Changes in the market value of the swaption are recognized currently in income as a component of “Miscellaneous, net.”

We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. At our September 30, 2010 debt level and borrowing rates, annual interest expense including amortization of deferred financing costs and debt discount would be approximately $62.8 million. If variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $1.1 million of our net income and cash flow.

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

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Further, management determined that, as of September 30, 2010, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note J – Contingencies – Environmental; Antitrust Litigation; Value-Added Tax Receivable; Patent Litigation; Other Litigation to the unaudited condensed consolidated financial statements under Part I of this report.

Item 1.A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in UCI International’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and its quarterly report on Form 10-Q for the quarterly period ended June 30, 2010.

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

We need liquidity to pay our operating expenses, interest on our debt and capital expenditures. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Our primary sources of liquidity are cash on hand, cash flow from operations, factoring of customer trade accounts receivable and available borrowing capacity under the Credit Agreement. Subject to certain limitations, UCI’s Credit Agreement permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements arranged for us by certain customers with a number of banks. At September 30, 2010, we had factoring relationships arranged by four customers with eight banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all, or our customers could discontinue their participation in the arrangements, which could have a material adverse impact on our liquidity.

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

Our business is subject to certain risks associated with doing business internationally. Our non-U.S. sales represented approximately 14.7% of our total net sales for the year ended December 31, 2009. In addition, we operate seven manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	fluctuations in currency exchange rates;

•	geopolitical instability;

•	exchange controls;

•	compliance with U.S. Department of Commerce export controls;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	transport availability and cost;

•	potentially negative consequences from changes in tax laws;

•	fluctuations in interest rates;

•	unexpected changes in regulatory requirements;

•	differing labor regulations;

•	enforceability of contracts in the People’s Republic of China;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	exposure to liabilities under the U.S. Foreign Corrupt Practices Act;

•	difficulty of enforcing judgments or other remedies in foreign jurisdictions;

•	diminished protection for intellectual property outside of the United States; and

•	the potential for terrorism against U.S. interests.

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

As a result of increased international production and sourcing of components and completed parts for resale, we are exposed to risks related to the effects of changes in foreign currency exchange rates, principally exchange rates between the U.S. dollar and the Chinese yuan and the U.S. dollar and the Mexican peso. The currency exchange rate from Chinese yuan to U.S. dollars has historically been fairly stable, in large part due to the economic policies of the Chinese government. However, the value of the yuan has recently increased as a result of the Chinese government changing its policy on “pegging” the yuan against the U.S. dollar during the third quarter of 2010. An increase in the Chinese yuan against the dollar means that we will have to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales. In that event, we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.

Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. During the period March 31, 2009 through September 30, 2010, the U.S. dollar weakened against the Mexican peso by approximately 15%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more in pesos to obtain inventory from the United States, which translates into higher cost of sales for the Mexican operations. We are attempting to obtain price increases from our customers for the products sold by our Mexican operations, but there are no assurances that we will be successful.

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

As of September 30, 2010, we had approximately 3,900 employees, with union affiliations and collective bargaining agreements at two of our facilities, representing approximately 11% of our workforce. The bargaining agreements for our Fond du Lac, Wisconsin plant and our Fairfield, Illinois plant expire in 2012 and 2013, respectively. Since 1984, we have had only one work stoppage, which lasted for three days at our Fairfield, Illinois plant. Although we believe that our relations with our employees are currently good, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. We may also incur increased labor costs in the event our work force becomes more unionized or as a result of any renegotiation of our existing labor arrangements. In addition, many of our direct and indirect customers and vendors have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or vendors or their other suppliers could result in slowdowns or closings of assembly plants that use our products or supply materials for use in the production of our products. Organizations responsible for shipping our products may also be impacted by occasional strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

Environmental, health and safety laws and regulations may impose significant compliance costs and liabilities on us.

We are subject to many environmental, health and safety laws and regulations governing emissions to air, discharges to water, the generation, handling and disposal of waste and the clean up of contaminated properties. Compliance with these laws and regulations is costly. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental, health and safety laws and regulations. Moreover, if these environmental, health and safety laws and regulations become more stringent in the future, we could incur additional costs. We cannot assure we are in full compliance with all environmental, health and safety laws and regulations. Our failure to comply with applicable environmental, health and safety laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.

We may be subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act and similar state or foreign laws for contaminated properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances. Such liability may be joint and several so that we may be liable for more than our share of contamination, and any such liability may be determined without regard to causation or knowledge of contamination. We or our predecessors have been named potentially responsible parties at contaminated sites from time to time in the past. We are currently investigating and/or remediating, or are otherwise currently responsible for, contamination at five sites, for which management believes it has made adequate reserves. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closings. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities. We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.

If we are unable to meet future capital requirements, our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we grow, we may have to incur capital expenditures. Historically, we have been able to fund these expenditures through cash flow from operations and borrowings under UCI’s previous senior credit facility and expect to continue to do so under the Credit Agreement. However, UCI’s Credit Agreement contains limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We cannot be assured that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce our net sales and profitability.

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

In addition, from time to time, we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including with respect to some of our more profitable products. In some instances, we may be found to have infringed on the intellectual property rights of others. In such a case, we may incur significant costs or losses and may be subject to an injunction that would prevent us from selling a product found to infringe. For example, in December of 2009, a jury determined that Champion, our wholly-owned subsidiary, had infringed on a competitor’s patent and, on May 3, 2010, the court entered a partial judgment in this matter, awarding the plaintiff $6.5 million in damages and a permanent injunction. The plaintiff is currently seeking treble damages and attorneys’ fees.

Our substantial indebtedness could adversely affect our financial health.

As of September 30, 2010, we and our subsidiaries had total indebtedness of $767.0 million (not including intercompany indebtedness), of which $116.5 million and $239.3 million is due in 2012 and 2013, respectively.

Our substantial indebtedness could have important consequences to you. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as our UCI International Notes and borrowings under UCI’s Credit Agreement are subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	could make us more vulnerable to a general economic downturn than a company that is less leveraged.

Since a significant amount of our indebtedness is due in 2013, the above factors could be accelerated or magnified and we may not be able to repay such indebtedness or refinance such indebtedness on attractive terms, if at all.

In addition, the indenture governing our UCI International Notes due 2013, as well as UCI’s Credit Agreement, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

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

We cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including our UCI International Notes and indebtedness under UCI’s Credit Agreement, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity, and we cannot be assured that we will be able to refinance any of our indebtedness including our UCI International Notes and indebtedness under UCI’s Credit Agreement, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot be assured that any such actions, if necessary, could be effected on commercially reasonable terms or at all. Even in the event these actions are taken, we cannot be assured that we will generate sufficient cash flow to enable us to pay our indebtedness. In addition, the indenture governing our UCI International Notes and UCI’s Credit Agreement limit our ability to sell assets and will also restrict the use of proceeds from any such sale. Furthermore, our obligations under UCI’s Credit Agreement are secured by substantially all of the assets of UCI. Therefore, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations. If we fail to make scheduled payments on our debt, such a failure to pay would be an event of default and would likely result in a cross default under other debt instruments enabling our lenders to declare all outstanding principal and interest due and payable. Further, if we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing that debt. As a result of such a default or action against the collateral, we may be forced into bankruptcy or liquidation, which may result in a partial or total loss of your investment.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial financial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indenture governing our UCI International Notes and UCI’s Credit Agreement do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Restrictive covenants in the indenture governing our debt may restrict our ability to pursue our business strategies.

The indenture governing our UCI International Notes and UCI’s Credit Agreement limit our ability and the ability of our restricted subsidiaries, among other things, to:

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

In addition, as of the end of any given quarter, UCI’s Credit Agreement requires us to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, covering the previous four quarters, through the term of the Credit Agreement. These ratio requirements change annually under the terms of the Credit Agreement. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the indenture governing our UCI International Notes and UCI’s Credit Agreement could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

The breach of any of these covenants or restrictions could result in a default under the indenture governing our Notes and UCI’s Credit Agreement. An event of default under either the indenture or UCI’s Credit Agreement would permit our lenders to declare all amounts borrowed from them to be due and payable, and there is no assurance that we would have sufficient assets to repay our indebtedness. An event of default under either the indenture or UCI’s Credit Agreement would likely result in a cross default under the other instrument. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing that debt. As a result of such a default or action against collateral, we may be forced into bankruptcy or liquidation, which may result in a partial or total loss of your investment.

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

UCI INTERNATIONAL, INC.

Date: October 29, 2010	By:	/S/ MARK P. BLAUFUSS
	Name:	Mark P. Blaufuss
	Title:	Chief Financial Officer and Authorized Representative